Form 10QSB
period 2001-03-31
SB MERGER CORP
filed 2001-05-11
CIK 1115295

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934.

                 For the quarterly period ended March 31, 2001
                          ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934

     For the transition period from __________________ to _________________

                        Commission file number 333-39044
                                    ---------


                                 SB MERGER CORP.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                      38-3506266
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)


                  305 East Grand River, Brighton Michigan 10025
              (Address of principal executive offices) (Zip Code)


                                 (810)-220-1220
   -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES   X          NO


         The number of shares outstanding of the issuer's single class of common stock as of March 31, 2001 was 125,000.

Transitional  Small  Business  Disclosure  Format  (check  one)  YES____  NO  X

                                 SB Merger Corp.
                          (a Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)


                                     ASSETS



Cash                                                                 $    3,843
                                                                     ===========


                                    STOCKHOLDERS' EQUITY




STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value,
authorized 500,000 shares;
none issued or outstanding                                                    -

Common stock, $.001 par value,
authorized  2,000,000 shares;
issued and outstanding 125,000 shares                                $      125

Paid in capital                                                          29,875
Deficit accumulated during the
         development stage                                              (26,157)
                                                                         -------

TOTAL STOCKHOLDERS' EQUITY                                           $    3,843
                                                                       =========



                       See notes to financial statements.

                                 SB Merger Corp.
                          (a Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             For the period from
                                     Three months ended          January 3, 2000
                                          March 31,               (inception)
                                   2001            2000        to March 31, 2001
                              --------------  --------------   -----------------



Revenues                      $       -       $       -        $      -


   General and
   administrative expenses        3,893           1,081          26,157
                                  -----           -----          ------


Net loss                          3,893           1,081          26,157
                                 ======           =====          ======


Basic and diluted
loss per share                  $( 0.03)       $  (0.03)       $  (0.24)
                                =======           ======          ======

Basic and diluted
weighted average shares         125,000          38,333         107,667
                                =======           ======         =======











                        See notes to financial statements

                                 SB Merger Corp.
                          (a Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                          For the period from
                                              Three months  ended            January 3, 2000
                                                    March 31,                  (inception)
                                             2001             2000          to March 31, 2001
                                       --------------   --------------    -------------------

CASH FLOWS FROM
OPERATING ACTIVITIES:
    Net loss                              $  (3,893)       $  (1,182)          $  (26,157)
    Changes in liabilities:
    Accrued expenses                         (1,963)               -                    -
                                          ----------      -----------         -------------
Cash Used in Operating Activities            (5,856)          (1,182)             (26,157)
                                          ----------      -----------         -------------



CASH  FLOWS FROM
FINANCING ACTIVITES:
     Proceeds from Sale of Stock                  -            5,025               30,000
                                          ----------      -----------         ------------


NET INCREASE (DECREASE)
IN CASH                                      (5,856)           3,843                3,843

Cash, beginning of period                     9,699                -                    -
                                          ----------       ----------         ------------

Cash, end of period                        $  3,843           $3,843           $    3,843
                                          ==========       ==========         ============







                        See notes to financial statements

                                 SB Merger Corp.
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (unaudited)



1.        FORMATION OF COMPANY

               SB Merger Corp. (the "Company") was incorporated in the state of Delaware on January 3, 2000. It intends to serve as a vehicle to effect a business combination with a target business (not yet identified) that the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of its initial public offering, equity securities, debt securities, bank and other borrowingS or a combination thereof in effecting a business combination.

2.        BASIS OF PRESENTATION

               The accompanying unaudited condensed financial statements have been prepared in accordance generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2001. For further information, refer to the financial statements and footnotes included on Form 10-SB for the period January 3, 2000(inception) to December 31, 2000.


3.        INITIAL PUBLIC OFFERING

               The Company has filed Form SB-2 with the Securities and Exchange Commission for the issuance of 125,000 shares of common stock at $1.00 per share. Upon closing of the public offering of Common Stock of the Company, Continental Stock Transfer & Trust Company ("Continental") will hold the public offering proceeds and the stock certificates of the public investors in escrow pursuant to Rule 419 of the Rules and Regulations of the Securities and Exchange Commission. Continental will hold the proceeds and the stock certificates pursuant to Rule 419 until the approval of a business combination by the shareholders of the Company. If the shareholders have not approved a business combination by July 28, 2002 all proceeds will be promptly returned to the shareholders and the stock certificates will be canceled. To date, the Company has received approximately $80,000 from the offering with such proceeds are being held in escrow.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We are currently in the development stage and in the process of raising capital. All activity to date has been related to its formation and proposed financing. Our ability to commence operations is contingent upon obtaining adequate financial resources through the public offering. As of March 31, 2001, we had not incurred any material costs or expenses other than those associated with formation of the company. We currently intend closing the public offering in the month of May 2001.

     We will use the net proceeds of the public offering, together with the income and interest earned thereon, if any, principally in connection with effecting a business combination, and structuring and consummating a business combination (including possible payment of finder's fees or other compensation to persons or entities which provide assistance or services). We do not have discretionary access to any income on the monies in the escrow account and stockholders will not receive any distribution of the income or have any ability to direct the use or distribution of any such income. Thus, any such income will cause the amount in escrow to increase. We cannot use the escrowed amounts to pay the costs of evaluating potential business combinations. To the extent that Common Stock is used as consideration to effect a business combination, the balance of the net proceeds of the public offering not then expended will be used to finance the operations of a target business. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to such persons after a business combination.

     In the event that we do not effect a business combination by July 28, 2002, we will distribute to the then holders of Common Stock acquired as part of the shares sold in the public offering the amount held in the escrow account, without interest.

                           PART II - OTHER INFORMATION

                                 SB Merger Corp.

                                 March 31, 2001




Item 1. Legal Proceedings- The Company is not a party to any legal proceedings.

Item 2. Changes in Securities And Use of Proceeds -None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders-Not applicable

Item 5. Other Information- Not applicable

Item 6. Exhibits and Reports on Form 8-K
        Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                  SB Merger Corp.
                                                  Registrant
                                                  /s/ Richard L. Campbell
----------------------------                      ------------------------------
Date: May 10, 2001                                By: Richard L. Campbell
                                                  Acting Chief Financial Officer