Form 10QSB
period 2001-06-30
SB MERGER CORP
filed 2001-08-14
CIK 1115295

7


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGES
    ACT OF 1934.

For the quarterly period ended             June  30,  2001
                               ---------------------------

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

                                                 YES      X          NO______
                                                      ----------

         The number of shares outstanding of the issuer's single class of common stock as of March 31, 2001 was 125,000.

         Transitional Small Business Disclosure Format (check one)

                                                YES_____       NO   X
                                                                  ---------

                                 SB MERGER CORP.
                         (a Development Stage Company)

                                  BALANCE SHEET

                                  June 30, 2001
                                   (UNAUDITED)




                                     ASSETS

Cash                                                                                                    $         3,843
Restricted cash                                                                                                 125,000
                                                                                                          --------------
                                                                                                        $       128,843
                                                                                                          ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                        $         1,660
                                                                                                          --------------

STOCKHOLDERS' EQUITY

Preferred Stock, $.01 par value,
 authorized 500,000 shares; none issued and outstanding                                                               -

Common stock, $.001 par value, authorized 2,00,000 shares
 Issued and outstanding 250,000 shares                                                                              250

Paid in capital                                                                                                 154,750

Deficit accumulated during the development stage                                                                (27,817)
                                                                                                          --------------
                                                                                                                127,183
                                                                                                          --------------
                                                                                                        $       128,843
                                                                                                          ==============


                       See notes to financial statements

                                 SB MERGER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                 Three months ended              Six months ended          January 3, 2000
                                           -----------------------------   -----------------------------     (inception)
                                           June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000   to June 30, 2001
                                           -------------   -------------   -------------   -------------   ---------------
Revenue                                  $               $            -  $             - $             - $             -


General and administrative expenses               1,660               -           5,553           1,182            27,817
                                           -------------   -------------   -------------   -------------   ---------------
Net Loss                                 $       (1,660) $            -  $       (5,553) $       (1,182) $        (27,817)
                                           =============   =============   =============   =============   ===============

Basic and diluted loss per share         $        (0.01) $            -  $        (0.03) $        (0.03) $          (0.22)
                                           =============   =============   =============   =============   ===============

Basic and dilued weighted average shares $      208,333  $      125,000  $      166,667  $       81,667  $        124,444
                                           =============   =============   =============   =============   ===============














                       See notes to financial statements

                                 SB MERGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                                      Six months ended              January 3, 2000
                                                              ---------------------------------       (inception)
                                                              June 30, 2001     June 30, 2000       to June 30, 2001
                                                              ---------------   ---------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                              $         (5,553) $         (1,182)   $           (27,817)

      Changes in liabilities:
           Accounts payable                                            1,660                 -                  1,660
           Accrued expenses                                           (1,963)                -                      -
                                                              ---------------   ---------------     ------------------
NET CASH USED IN OPERATING ACTIVITIES                                 (5,856)           (1,182)               (26,157)
                                                              ---------------   ---------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the sale of common stock                               -            30,000                 30,000
                                                              ---------------   ---------------     ------------------
NET INCREASE (DECREASE) IN CASH                                       (5,856)           28,818                  3,843

Cash, beginning of period                                              9,699                 -                      -
                                                              ---------------   ---------------     ------------------
Cash, end of period                                         $          3,843  $         28,818    $             3,843
                                                              ===============   ===============     ==================











                        See notes to financial statements
                                        3

                                 SB MERGER CORP.
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)



1.        FORMATION OF COMPANY

               SB Merger Corp. (the "Company") was incorporated in the state of Delaware on January 3, 2000. The Company intends to serve as a vehicle to effect a business combination with a target company (not yet identified) that the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of its initial public offering, equity securities, debt securities, bank and other borrowings or a combination thereof in effecting a business combination.

2.        BASIS OF PRESENTATION

               The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2001. For further information, refer to the financial statements and footnotes included on the Company's Form SB-2 for the period January 3, 2000(inception) to December 31, 2000.

3.        RECENT ACCOUNTING PRONOUNCEMENTS

               In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002.

4.        INITIAL PUBLIC OFFERING

               The Company has filed Form SB-2 with the Securities and Exchange Commission for the issuance of 125,000 shares of common stock at $1.00 per share. The public offering of $125,000 of common stock of the Company was completed in May 2001. Continental Stock Transfer & Trust Company ("Continental") will hold the public offering proceeds and the stock certificates of the public investors in escrow pursuant to Rule 419 of the Rules and Regulations of the Securities and Exchange Commission, until the approval of a business combination by the shareholders of the Company. If the shareholders have not approved a business combination by July 28, 2002 all proceeds will be promptly returned to the shareholders and the stock certificates will be canceled. The proceeds have been recorded as restricted cash.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are currently in the development stage and in the process of raising capital. All activity to date has been related to its formation and proposed financing. Our ability to commence operations is contingent upon obtaining adequate financial resources through the public offering. As of June 30, 2001, we had not incurred any material costs or expenses other than those associated with formation of the company. We closed the public offering in May 2001.

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

                                  June 30, 2001




Item 1. Legal Proceedings- The Company is not a party to any legal proceedings.

Item 2. Changes in Securities And Use of Proceeds -None

Item 3. Defaults Upon Senior Securities None

 Item 4. Submission of Matters to a Vote of Security Holders-Not applicable

 Item 5. Other Information- Not applicable

 Item 6. Exhibits and Reports on Form 8-K
 Reports on Form 8-K: No reports on Form S-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                         SB Merger Corp.
                                                         Registrant


                                                         /s/ Richard Campbell
                                                         -----------------------
Date: August 14, 2001                                    By: Richard L. Campbell
                                                          Acting Chief Financial
                                                          Officer