Form 10QSB
period 2001-09-30
SB MERGER CORP
filed 2001-11-13
CIK 1115295

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGES
    ACT OF 1934.

For the quarterly period ended             September 30,  2001
                               -------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGES ACT OF 1934

For the transition period from __________________ to _________________

Commission file number 333-39044
                       ---------

                                 SB MERGER CORP.
                                ----------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                     38-3506266
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

                       5860 Sterling Dr. Howell Michigan    48843
                  (Address of principal executive offices) (Zip Code)


                                 (517)-586-4009
   -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                 305 East Grand River, Brighton Michigan 48116
         ----------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES      X          NO
                                                      ----------        --------

         The number of shares outstanding of the issuer's single class of common stock as of September 30, 2001 was 250,000.

Transitional Small Business Disclosure Format (check one) YES       NO   X
                                                             ------   ---------

                                 SB MERGER CORP.
                          (a Development Stage Company)

                                   FORM 10-QSB

                               SEPTEMBER 30, 2001

                                      INDEX



                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Balance Sheet                                               1
                  Statements of Operations                                    2
                  Statements of Cash Flows                                    3
                  Notes to Financial Statements                           4 - 5

         Item 2 - Management's Discussion and Analysis or
                           Plan of Operation                                  6

PART II - OTHER INFORMATION

         Item 1 -          Legal Proceedings                                  7
         Item 2 -          Changes in Securities and Use of Proceeds          7
         Item 3 - Defaults upon Senior Securities                             7
         Item 4 - Submission of Matters to a Vote of Security Holders         7
         Item 5 - Other Information                                           7
         Item 6 - Exhibits and reports on Form 8-K                            7


SIGNATURE                                                                     8

                                 SB MERGER CORP.
                         (a Development Stage Company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)




                                     ASSETS


Cash                                                            $         2,424
Restricted cash                                                         125,000
                                                                  --------------
                                                                $       127,424
                                                                  ==============



                      LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable                                                $         2,820
                                                                  --------------



STOCKHOLDERS' EQUITY

Preferred Stock, $.01 par value,
 authorized 500,000 shares; none issued and outstanding                       -

Common stock, $.001 par value, authorized 2,000,000 shares
 Issued and outstanding 250,000 shares                                      250

Paid in capital                                                         154,750

Deficit accumulated during the development stage                        (30,396)
                                                                  --------------
                                                                        124,604
                                                                  --------------
                                                                $       127,424
                                                                  ==============


                       See notes to financial statements.

                                 SB MERGER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                          Three months ended September 30,   Nine months ended September 30,    January 3, 2000
                                          ------------------------------     -------------------------------        (inception)
                                              2001             2000              2001             2000         to September 30, 2001
                                          --------------   -------------     --------------   --------------   -------------------
Revenue                                 $             -  $            -    $             -  $             -  $                  -

General and administrative expenses               2,579               -              8,132            1,182                30,396
                                          --------------   -------------     --------------   --------------   -------------------

Net Loss                                $        (2,579) $            -    $        (8,132) $        (1,182) $            (30,396)
                                          ==============   =============     ==============   ==============   ===================

Basic and diluted loss per share        $         (0.01) $            -    $         (0.04) $         (0.03) $              (0.21)
                                          ==============   =============     ==============   ==============   ===================

Basic and diluted weighted average shares       250,000         125,000            194,444           96,111               142,381
                                          ==============   =============     ==============   ==============   ===================






                       See notes to financial statements.

                                 SB MERGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)






                                                             Nine months ended September 30,          January 3, 2000
                                                          --------------------------------------         (inception)
                                                                2001                 2000           to September 30, 2001
                                                          -----------------    -----------------   ------------------------



CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $           (8,132)  $           (1,182) $                 (30,396)

     Changes in liabilities:
         Accounts payable                                            2,820                    -                      2,820
         Accrued expenses                                           (1,963)                   -                          -
                                                          -----------------    -----------------   ------------------------
NET CASH USED IN OPERATING ACTIVITIES                               (7,275)              (1,182)                   (27,576)
                                                          -----------------    -----------------   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock                              -               30,000                     30,000
                                                          -----------------    -----------------   ------------------------

NET INCREASE (DECREASE) IN CASH                                     (7,275)              28,818                      2,424

Cash, beginning of period                                            9,699                    -                          -
                                                          -----------------    -----------------   ------------------------

Cash, end of period                                     $            2,424   $           28,818  $                   2,424
                                                          =================    =================   ========================





                       See notes to financial statements.

                                 SB MERGER CORP.
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

2.        BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's Form SB-2 for the period January 3, 2000(inception) to December 31, 2000.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         A) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002.

         B) In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001.

4.        INITIAL PUBLIC OFFERING

          The Company filed Form SB-2 with the Securities and Exchange Commission for the issuance of 125,000 shares of common stock at $1.00 per share. The public offering of $125,000 of common stock of the Company was completed in May 2001. Continental Stock Transfer & Trust Company ("Continental") will hold the public offering proceeds and the stock certificates of the public investors in escrow pursuant to Rule 419 of the Rules and Regulations of the Securities and Exchange Commission, until the approval of a business combination by the shareholders of the Company. If the shareholders have not approved a business combination by July 28, 2002 all proceeds will be promptly returned to the shareholders and the stock certificates will be canceled. The proceeds have been recorded as restricted cash.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          We are currently in the development stage and in the process of raising capital. All activity to date has been related to its formation and proposed financing. Our ability to commence operations is contingent upon obtaining adequate financial resources through the public offering. As of September 30, 2001, we had not incurred any material costs or expenses other than those associated with formation of the company. We closed the public offering in May 2001.

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

                               September 30, 2001



Item 1.  Legal Proceedings

                  The Company is not a party to any legal proceedings.

Item 2.  Changes in Securities And Use of Proceeds

                  None

Item 3.  Defaults Upon Senior Securities

                  None

 Item 4. Submission of Matters to a Vote of Security Holders

                  Not applicable

 Item 5.          Other Information

                  Not applicable

 Item 6.          Exhibits and Reports on Form 8-K

                  Exhibits:   None

                  Reports on Form 8-K:  No reports on Form S-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                  SB Merger Corp.
                                                  Registrant

                                                  /s/ Richard Campbell
                                                  --------------------
                                                  By: Richard L. Campbell
                                                  Acting Chief Financial Officer

Date:    November 12, 2001