Form 10KSB
period 2001-12-31
SB MERGER CORP
filed 2002-04-15
CIK 1115295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 333-39044
                                    ---------

                                 SB Merger Corp.
                                 ---------------
                 (Name of small business issuer in its charter)

          Delaware                                               38-3506266
         ---------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               5860 Sterling Drive, Suite 560,
               Howell, Michigan                               48843
               ------------------                             ------
          (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number (517) 586-4009

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
           none                                       none


Securities registered under Section 12(g) of the Exchange Act:
                                      None
 ----------------------------------------------------------------------------
                                (Title of class)
 -------------------------------------------------------------------------------
                                (Title of class)
         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year.  $0

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

         $196,250

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         406,000

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

  Transitional Small Business Disclosure Format (Check one): Yes ____; No _x___

                                     PART I

ITEM 1. BUSINESS

Business Objectives
         We are a "blank check" company incorporated under the laws of the State of Delaware on January 3, 2000 to serve as a vehicle to effect a business combination with another company. We have no operating business and a very modest capitalization.

         Our offices are located at 5860 Sterling Drive, Suite 530, Howell, Michigan 48843 and our telephone number is (517) 586-4009.

Recent Event -- Merger Agreement

         On February 1, 2002 the Company executed a merger agreement with a company called RxBazaar, Inc. ("RxBazaar").

         RxBazaar is a distributor of brand and generic pharmaceutical and medical products. RxBazaar sells its products to distributors, wholesalers, pharmacies and other customers and organizations licensed to purchase pharmaceutical products. RxBazaar conducts its business not only through traditional distribution channels, such as telemarketing through its 45-person call center, but also through its on-line marketplace that it operates at its web site, www.rxbazaar.com. RxBazaar was incorporated in Delaware in October 1999.

         In contemplation of the transaction with RxBazaar, holders of a majority of our outstanding shares have approved the following by written consent: (i) an amendment to the articles of incorporation which changes the number of shares available for issuance to comply with the terms of the Merger, and (ii) a new stock option plan setting aside 1.5 million shares for such plan.

Rule 419 Reconfirmation Offering

         The Company's initial offering was a so-called "blank check" offering due to the fact that we are a development stage company that has no specific business plan or purpose and we indicated that our business plan or purpose was to merge with or be acquired by an unidentified company.

         The Company has filed a post-effective amendment to its registration statement on Form SB-2 (File No-333-39044) detailing the proposed combination with RxBaazar and requesting a reconfirmation from stockholders that purchased shares in its public offering to reconfirm their election to invest in the Company's shares. The post-effective amendment contains information about RxBazaar and its business, including audited financial statements and the proposed use of the funds to be disbursed from the escrow account.

         Our reconfirmation offering is subject to Rule 419 under the Securities Act, and the post-effective amendment will also include the terms of the reconfirmation offer mandated by Rule 419. Among other things, the fair market value of the business or assets of RxBazaar must represent at least 80% of the proceeds of our prior offering. For purposes of this blank check offering, the fair market value of the business or assets to be acquired must be at least $100,000. From our examination of RxBazaar we have concluded that it meets this test; however, we must still successfully complete a reconfirmation offering as described below.

         The reconfirmation offer must commence within five business days after the effective date of the post-effective amendment. Pursuant to Rule 419, the reconfirmation offer must include the following conditions:

                  (1) The prospectus contained in the post-effective amendment will be sent to each investor whose securities are held in the escrow account within five business days after the effective date of the post-effective amendment;

                  (2) Each investor will have no fewer than 20, and no more than 45 business days from the effective date of the post-effective amendment to notify us in writing that the investor elects to remain an investor;

                  (3) If we do not receive written notification from any investor within 45 business days following the effective date, the pro-rata portion of the offering proceeds (without any interest or dividends) held in the escrow account on such investor's behalf will be returned to the investor within five business days by first class mail or other equally prompt means;

                  (4) The acquisition(s) will be consummated only if investors representing at least 80% of the offering proceeds elect to reconfirm their investments;

                  (5) If the business combination has not occurred by July 28, 2002, 18 months from the date of the Prospectus, the offering proceeds held in the escrow account shall be returned to all investors on a pro-rata basis within five business days by first class mail or other equally prompt means;

                  (6) Investors who receive their pro rata portion of the offering proceeds will receive any interest. Investors who elect to remain investors will not receive any interest when their pro-rata portion of the offering proceeds is released to us.

Release of Offering Proceeds and Shares from Escrow

                  The offering proceeds and shares held in escrow may be released to us and the investors, respectively, after the escrow agent has received a signed representation from us and any other evidence acceptable by the escrow agent that:

                  (1) We have executed the Merger Agreement with RxBazaar and that the fair value of the business represents at least 80% of the offering proceeds ($100,000), and we have filed the required post-effective amendment;

                  (2) The post-effective amendment has been declared effective, the mandated reconfirmation offer prescribed by Rule 419 has been completed and we have satisfied all of the prescribed conditions of the reconfirmation offer;

                  (3) The acquisition(s) of RxBazaar has been consummated.

ITEM 2.  PROPERTIES

              The Company, pursuant to an oral agreement, utilizes and will utilize, until consummation of the Merger, the offices of Richard L. Campbell , a Board Member and the Company's Secretary at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

              The Company is not a party to any legal proceedings and knows of no threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 2001 the Company did not submit any matters to a vote of its shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

              The shares of Common Stock issued in the public offering are currently held in escrow by Continental Stock Transfer and Trust Company. There is no public market for our common stock.

          No dividends have been declared on the Common Stock since the inception of the Company in January 2000 and the Company does not anticipate paying any cash dividends in the foreseeable future. On March 26, 2002, the Company had approximately 160 holders of record.


          In February 2000 the Company sold 36,604 shares of common stock, to two investor funds controlled by the Secretary/Treasurer of the Company for $2,525. In addition, in February 2000 the Company sold 20,896 shares of common stock to the President of the Company for $2,500. In April 2000 the Company sold 67,500 shares of common stock to various accredited investors under Rule 506 for $24,975. The proceeds from these sales were used to cover the costs of the Company's public offering.


         During January 2001 The Company filed a registration statement on Form SB-2 (Commission file No. 333-39044) with the Securities and Exchange Commission for the issuance of 125,000 shares of common stock at $1.00 per share. Merit Capital (now Source Capital) acted as underwriter and received a fee of 3.75% of the proceeds of the offering in connection with the public offering of $125,000 of common stock of the Company, which was completed in May 2001. Continental Stock Transfer & Trust Company ("Continental") will hold the public offering proceeds and the stock certificates of the public investors in escrow pursuant to Rule 419 of the Rules and Regulations of the Securities and Exchange Commission, until the approval of a business combination by the shareholders of the Company. If the shareholders have not approved a business combination by July 28, 2002 all proceeds will be promptly returned to the shareholders and the stock certificates will be canceled. The proceeds have been recorded as restricted cash.

ITEM 6. PLAN OF OPERATION

         As of December 31, 2001, we were in the development stage and in the process of raising capital. All activity to date has been related to our formation and proposed financing. Our ability to commence operations is contingent upon obtaining adequate financial resources through the public offering. As of December 31, 2001, we had not incurred any material costs or expenses other than those associated with our formation. We closed our public offering in May 2001.

         We will use the net proceeds of the public offering principally in connection with effecting a business combination, and structuring and consummating a business combination (including possible payment of finder's fees or other compensation to persons or entities which provide assistance or services). We do not have discretionary access to any monies in the escrow account. We cannot use the escrowed amounts to pay the costs of evaluating potential business combinations. To the extent that common stock is used as consideration to effect a business combination, the balance of the net proceeds of the public offering not then expended will be used to finance the operations of a target business. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Since we do not expect our present management to remain involved after the merger is completed, we have no ability to determine what remuneration, if any, will be paid to managers after the merger.

         On February 1, 2002, we executed an agreement with RxBazaar, Inc., a Delaware corporation, to acquire RxBazaar by merging a wholly-owned subsidiary of ours into RxBazaar. In the merger we will become obligated to issue:

     o .7 shares of our common stock for each issued and outstanding share of RxBazaar common stock, .7 shares of Series A Preferred Stock for each issued and outstanding share of RxBazaar Series A Preferred Stock, and 1 share of Series B Preferred Stock for each issued and outstanding share of RxBazaar Series B Preferred Stock;

     o    up  to  1,834,653   shares  of  our  common  stock  upon  exercise  of
          outstanding  options and warrants to purchase  RxBazaar  common stock;
          and

     o up to 2,363,118 additional shares of our common stock, if the merged company meets earnings targets in the first or second year after the merger.

         Assuming 100% of the investors in the offering reconfirm their investment, and assuming conversion of all shares of preferred stock into common stock, then after the merger it is expected that pre-merger SB Merger stockholders will own approximately 7% of the outstanding shares of the new merged company, or approximately 5% after giving effect to the exercise of all outstanding options and warrants, or approximately 4% giving additional effect to the issuance of additional shares that may become issuable to RxBazaar stockholders upon the achievement of certain earnings targets. There is currently no market for our common stock.

         We believe, after examining RxBazaar's business plan, interviewing its management, and examining its products and services, that RxBazaar can successfully compete with other companies in the pharmaceutical distribution industry.

         In the event that we do not effect a business combination by July 28, 2002, we will distribute to the then holders of common stock acquired as part of the shares sold in the public offering the amount held in the escrow account, without interest.

Special Note Regarding Forward-Looking Information

         Certain statements contained in this Plan of Operation, including information with respect to RxBazaar's business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below under the heading "Risk Factors" in the proxy statement/prospectus included in our post-effective amendment to its registration statement on Form SB-2 (File No-333-39044)

ITEM 7. FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended December 31, 2001 are included herein and consist of:

         Independent Auditor's Report                                      F-1

         Balance Sheet                                                     F-2

         Statements of Operations                                          F-3

         Statement of Changes in Stockholders' Equity                      F-4

         Statements of Cash Flows                                          F-5

         Notes to Financial Statements                                     F-6-9

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
SB Merger Corp.
Brighton, Michigan

We have audited the accompanying balance sheet of SB Merger Corp. (a development stage enterprise) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for year ended December 31, 2001, for the period January 3, 2000 (inception) to December 31, 2000, and for the period January 3, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB Merger Corp. (a development stage enterprise) at December 31, 2001 and the results of its operations and its cash flows for year ended December 31, 2001, for the period January 3, 2000 (inception) to December 31, 2000, and for the period January 3, 2000 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                                /s/ Feldman Sherb  & Co., P.C.
                                                    ----------------------------
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants


New York, New York
March 27, 2002

                                 SB MERGER CORP.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 2001



                                     ASSETS


Cash                                                      $                 381
Restricted cash                                                         125,000
                                                             -------------------

                                                          $             125,381
                                                             ===================




                           LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Accrued expenses                                    $               6,405
      Advance from shareholder                                            1,000
                                                             -------------------

          Total current liabilities                                       7,405
                                                             -------------------


Stockholders' equity:
      Preferred stock, $.01 par value, authorized 500,000 shares,
          none issued or outstanding                                          -
      Common stock, $.001 par value, authorized 2,000,000 shares
          issued and outstanding 250,000 shares                             250
      Paid in capital                                                   151,000
      Deficit accumulated during the
          development stage                                             (33,274)
                                                             -------------------

              Total stockholders' equity                                117,976
                                                             -------------------


                                                          $             125,381
                                                             ===================



                       See notes to financial statements.

                                 SB MERGER CORP.
                                 ---------------
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                          January 3, 2000       January 3, 2000
                                                      Year Ended         (inception) through   (inception) through
                                                  December 31, 2001      December 31, 2000     December 31, 2001
                                                  -------------------    -------------------   -------------------
Revenues                                       $                   -  $                   - $                   -

General and administrative expenses                           11,010                 22,264                33,274
                                                  -------------------    -------------------   -------------------

Net loss                                       $             (11,010) $             (22,264)$             (33,274)
                                                  ===================    ===================   ===================

Basic loss per share of common stock           $               (0.05) $               (0.18)
                                                  ===================    ===================
Weighted average common shares outstanding                   204,110                125,000
                                                  ===================    ===================









                       See notes to financial statements.

                                 SB MERGER CORP.
                        (A Development Stage Enterprise)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                        Deficit
                                                                                       Accumulated
                                             Common Stock              Additional      During the
                                      ----------------------------       Paid In       Development
                                          Shares          Amount         Capital          Stage           Total
                                      ------------   -------------   -------------   ------------    -------------

Balance, January 3, 2000 (inception)            - $             - $             - $            - $              -

    Issuance of common stock for cash:
       at $0.07 per share, February        36,604              36           2,489              -            2,525
       at $0.12 per share, February        20,896              21           2,479              -            2,500
       at $0.37 per share, April           67,500              68          24,907              -           24,975
    Net loss                                    -               -               -        (22,264)         (22,264)
                                      ------------   -------------   -------------   ------------    -------------
Balance, December 31, 2000                125,000             125          29,875        (22,264)           7,736

    Issuance of common stock for cash:
       at $1.00 per share, May            125,000             125         121,125              -          121,250
    Net loss                                    -               -               -        (11,010)         (11,010)
                                      ------------   -------------   -------------   ------------    -------------
Balance, December 31, 2001                250,000 $           250 $       151,000 $      (33,274)$        117,976
                                      ============   =============   =============   ============    =============










                       See notes to financial statements.

                                 SB MERGER CORP.
                                 ---------------
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                 January 3, 2000     January 3, 2000
                                                                Year ended       (inception) through (inception) through
                                                             December 31, 2001   December 31, 2000   December 31, 2001
                                                             -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $           (11,010)$           (22,264)$           (33,274)

     Changes in assets and liabilities:
        Restricted cash                                              (125,000)                  -            (125,000)
        Accrued expenses                                                  692               1,963               2,655
        Advance from shareholder                                        1,000                   -               1,000
                                                             -----------------   -----------------   -----------------
     NET CASH USED IN OPERATING ACTIVITIES:                          (134,318)            (20,301)           (154,619)
                                                             -----------------   -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                               125,000              30,000             155,000
                                                             -----------------   -----------------   -----------------
NET (DECREASE) INCREASE IN CASH                                        (9,318)              9,699                 381

CASH - Beginning of period                                              9,699                   -                   -
                                                             -----------------   -----------------   -----------------
CASH - End of period                                      $               381 $             9,699 $               381
                                                             =================   =================   =================

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:

     Non-cash investing and financing activities:
        Accrued fees associated with sale of common stock $             3,750 $                 -  $            3,750
                                                             =================   =================   =================






                       See notes to financial statements.

                                 SB MERGER CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


1.        FORMATION OF COMPANY

          SB Merger Corp. (a development stage enterprise) (the "Company"), was incorporated in the state of Delaware on January 3, 2000. It intends to serve as a vehicle to effect a business combination with a target business. The Company intends to utilize the net proceeds of offerings of equity and/or debt securities, bank and other borrowings or a combination thereof in effecting such business combination.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Use of Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that effect the reporting amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

          b. Earnings Per Share - Basic loss per share is computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options and warrants.

          c.   Income  Taxes - The Company  recognizes  deferred  tax assets and liabilities based on the difference between the financial statements' carrying amount and the tax basis of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to the deferred tax asset is also recorded when it is probable that some or all of the deferred tax asset will not be realized.

          d.   New Accounting Standards:

                  -        In July 2001, the Financial Accounting
                           Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard.

                           Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002.

                  - In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51,
                           "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001.

3.       ADVANCE FROM Shareholder

         The advance from shareholder accrues interest at 8% per annum, has no specific due date for repayment and is uncollateralized.

4.       STOCKHOLDERS' EQUITY

         - In February 2000, the Company sold 36,604 shares of common stock, to two investor funds controlled by the Secretary / Treasurer of the Company for $2,525. In addition, in February 2000 the Company sold 20,896 shares of common stock to the President of the Company for $2,500.

         - In April 2000, the Company sold 67,500 shares of common stock to various investors for $24,975.

         - During January 2001, the Company completed its filing of Form SB-2 with the Securities and Exchange Commission for the issuance of 125,000 shares of common stock at $1.00 per share. The public offering of $125,000 of common stock of the Company was completed in May 2001. Continental Stock Transfer & Trust Company ("Continental") will hold the public offering proceeds and the stock certificates of the public investors in escrow pursuant to Rule 419 of the Rules and Regulations of the Securities and Exchange Commission, until the approval of a business combination by the shareholders of the Company. If the shareholders have not approved a business combination by July 28, 2002 all proceeds, will be promptly returned to the shareholders and the stock certificates will be canceled. The proceeds have been recorded as restricted cash.

         - In March 2002, the Company increased the number of authorized shares for all classes of capital stock to 85,000,000 shares consisting of (i) 75,000,000 shares of common stock, with a $.001 par value and (ii) 10,000,000 shares of preferred stock, with a $.001 par value.

         -        In March 2002, the Company adopted the 2002 Stock
                  Incentive Plan (the "Plan"). Under the Plan, employees, officers, and directors of the Company, along with consultants to the Company, are eligible to be awarded an aggregate maximum of 1,500,000 common shares and / or common stock options of the Company. Options issued under the plan have a maximum life of 10 years from the date of grant.


5.       Income Taxes

         As of December 31, 2001, the Company has net operating loss carry forwards of approximately $33,000 for Federal income tax purposes, expiring between 2020 through 2021. The resulting tax deferred tax asset of approximately $5,000, as of December 31, 2001 has been offset by a corresponding valuation allowance.

         A reconciliation between the Federal statutory tax rate and the effective income tax rate is as follows:

                                                                                                 January 3,2000
                                                                    Year Ended December        (Inception) through
                                                                          31, 2001              December 31, 2000
                                                                    ---------------------     ----------------------
         Statutory Federal income tax rate                                       (15%)                      (15%)
         Losses for which no benefit is provided                                  15%                        15%
                                                                    ---------------------     ----------------------
         Effective income tax rate                                                0%                          0%
                                                                    =====================     ======================

         The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss before the benefit for income taxes as follows:

                                                                    Year Ended December          January 3,2000
                                                                                               (Inception) through
                                                                          31, 2001              December 31, 2000
                                                                    ---------------------     ----------------------
         Income  tax   benefit   computed   at  the  Federal
         statutory rate                                          $                1,650       $             3,300
         Deductions  for which no benefit is recognized                          (1,650)                    (3,300)
                                                                    ---------------------     ----------------------
                                                                 $                    -       $                   -
                                                                    =====================     ======================

6.       ACQUISITION

         On February 1, 2002, the Company executed a merger and plan of reorganization agreement with RxBazaar, Inc., ("RxBazaar") a Delaware corporation. Under the terms of the agreement the Company's wholly-owned subsidiary RxB Acquisition Corp., incorporated on January 28, 2002 for the purpose of this merger, would be merged with RxBazaar. In the merger, the Company would issue approximately (i) 3,333,955 shares of common stock, (ii) 345,333 shares of Series A Preferred Stock, (iii) a number of shares of Series B Preferred Stock currently estimated to be 1,500,000, (iv) up to 1,836,421 shares of the Company's common stock upon exercise of RxBazaar's outstanding options and warrants to purchase RxBazaar common stock; and (v) up to 2,363,875 additional shares of the Company's common stock, if the merged company meets earnings targets in the first or second year after the merger. As of the effective date of the merger, and without giving effect to the contingent issuance of any additional shares. The agreement is subject to shareholder approval by both the Company and RxBazaar, which must be completed no later than July 28, 2002.

         On February 1, 2002, in contemplation of the above merger the Company declared an 8 for 5 stock split, for all common shares outstanding prior to the agreement. A total of 406,000 common shares existed after the stock split, comprising the 250,000 shares outstanding at December 31, 2001 converted into 400,000 common shares, and 3,750 shares issued after December 31, 2001 for underwriters fees, converted into 6,000 common shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Feldman, Sherb & Co. P.C. audited the financial statements of the Company. The Company has not had any disagreements with their auditors with respect to their prior engagement as auditors.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The current directors and officers of the Company are as follows:

 Name                        Age    Position

 Judith S. Haselton          46     Chairman of the  Board, President

 Richard L. Campbell         46     Secretary, Treasurer, Director

         Judith S. Haselton, Chairman of the Board, President and Director is an independent financial consultant and private investor. From February, 1987 to October, 1991, she was employed as an investment banker in the corporate finance department of Smith Barney, Inc., and from June, 1983 to February, 1987, with E.F. Hutton and Company Inc. She also served from June, 1980 to June, 1983 as a commercial banker with Bank of America NT & SA. Ms. Haselton received her Masters in Business Administration from Columbia University Graduate School of Business and her undergraduate degree from Macalester College.

         Richard L. Campbell, Secretary, Treasurer, and Director, has been a Managing Partner of StockBridge, LLC, a privately held strategic advisory services company since September 1998. From June 1992 through September 1998, he was a principal with Mantis Holdings, an investment holdings company and also was special counsel to the law firm of Epstein, Becker & Green, P.C. Prior to the formation of Mantis in June, 1992, Mr. Campbell was principally engaged as a corporate attorney concentrating in the areas of corporate finance and securities. Mr. Campbell received his undergraduate degree from The University of Michigan, his Juris Doctorate from Wayne State University, and his Masters in Corporation Law from New York University.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred in attending meetings. Any director or the entire Board of Directors may be removed at any time but only for cause and only by the affirmative vote of holders of at least 75% of the voting power of all of our then outstanding capital stock. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. We have not entered into employment agreements or other understandings with our directors or executive officers concerning compensation. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Since the role of present management after the consummation of a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to such persons after the consummation of a business combination.

         The day to day operations of the company include reviewing acquisition candidates and assuring the company is current in its SEC reporting requirements. There will be several days of inactivity and other days where the officers are actively evaluating and negotiating an acquisition. While the company does not currently anticipate the use of consultants in connection with any acquisition, if the officers feel that involvement of other parties are appropriate for evaluating an acquisition target a consultant may be hired. It is expected that any consultant would be paid in stock so as not to impact the use of proceeds.

         No family relationships exist among any of the named directors or officers. No arrangement or understanding exists between any such director or officer and any other person pursuant to which any director or officer was elected as a director or officer.

Limitation of Liability; Indemnification of Directors and Officers

         Article Seventh of our amended and restated certificate of incorporation provides that we shall indemnify each person who at any time is, or shall have been, one of our officers or directors and was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was one of our directors or officers, or is or was serving at our request as a director, officer, trustee of, or in similar capacity with, another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement incurred in connection with any such action, suit or proceeding, to the maximum extent permitted by the Delaware General Corporation Law, as currently in effect or amended in the future. No amendment to or repeal of the provisions of Article Seventh of our amended and restated certificate of incorporation shall deprive a director or officer of the benefit of those articles with respect to any act or failure occurring prior to such amendment or repeal.

Conflicts of Interest

         The consummation of a business combination may require a greater period of time than if management devoted their full time to our affairs. However, each officer and director will devote such time as she or he deems reasonably necessary to carry out the business and affairs of our company, including the evaluation of potential target businesses and the negotiation of a business combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination. We expect that our officers will spend 15 to 20 hours per month of their time on the business affairs of the company until a potential business combination has been identified, upon which event they expect to spend significantly more time until such business combination is consummated. There can be no assurance that any of the foregoing conflicts will be resolved in favor of our company. In connection with any stockholder vote relating either to approval of a business combination or the liquidation of the company all of its officers and directors (and any stockholders who are affiliated with its officers and directors), have agreed to vote all of their respective shares of Common Stock in accordance with the vote of the majority of the shares voted by all non-affiliated public stockholders (in person or by proxy) with respect to such business combination or liquidation.

Management's experience with prior blank check offerings

         Management has conducted one prior "blank check" offering for a company called 1997 Corp., which was declared effective by the SEC in June 1997, and raised $150,000. That company was merged with a company called CyBear, Inc. on November 19, 1998, resulting in the original shareholders of 1997 Corp. owning 2% of the company following the merger. The name of 1997 Corp. was changed to CyBear and is currently traded under the NASDAQ national market symbol "CYBR." Neither Ms. Haselton, nor Mr. Campbell has had any involvement with 1997 Corp. or CyBear since conclusion of the merger. Ms. Haselton invested $10,000 in 1997 Corp. and received 5,000 shares of common stock and Mr. Campbell invested organizational services and $10,000 and received 10,000 shares of common stock. Their shares collectively represented 33% of the outstanding shares of 1997 Corp. immediately following its initial public offering and less than one percent (1%) of the outstanding shares of CyBear following the merger. They did not take any fees or other compensation from 1997 Corp. Management is not currently involved with any other `blind pool' companies and does not currently intend to undertake any more "blind pool" offerings following this one.

         Based solely upon the Company's review of Forms 3 received by it during 2001, the Company believes that all filing requirements pursuant to Section 16(a) of the Exchange Act applicable to those persons who were directors, officers and beneficial owners of more than 10% of its common stock during the year ended December 31, 2001 were complied with on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

         The Company has not entered into employment agreements or other understandings with its directors or executive officers concerning compensation. No cash compensation has been or will be paid to any officer or director in their capacity as such. Since the role of present management after the consummation of a business combination is unclear, assuming it is concluded, the Company has no ability to determine what remuneration, if any, will be paid to such persons after consummation of a business combination, although it is not expected that any arrangements will be made.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information as of the date hereof, and as adjusted to reflect the sale of the shares of Common Stock offered by us hereby, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by us to be the owner of more than 5% of the outstanding shares of Common Stock,
(ii) each executive officer and director, and (iii) all executive officers and directors as a group:

                                                     Amount and Nature of
         Name and Address                            Beneficial Ownership

         Judith S. Haselton                          33,434(1)            8.23%
         315 West 106th Street
         Fourth Floor
         New York, New York 10025

         Richard L. Campbell                         58,566(1)(2)        14.43%
         5860 Sterling Drive
         Suite 530
         Howell, Michigan 48843

         A. Milton for Mantis Partners III, LP       26,557(1)            6.54%
         16 Lexington Drive
         Croton-on-Hudson, NY 10520

         All executive officers and directors as a   92,000(1)           22.66%
         group (two persons)
----------
         (1) Adjusted to give effect to an 8-for-5 stock split effected in the form of a stock dividend of .6 shares of common stock for each outstanding share in March 2002.
         (2) Consists of 29,283 shares owned by StockBridge Investment Partnership III and 29,283 shares owned by Mantis Partners IV, L.P. Mr. Campbell indirectly controls StockBridge Investment Partnership III, which was formed solely for the purpose of acquiring those shares of Common Stock.

         Ms. Haselton has sole investment and voting control over the shares owned by her. Mr. Campbell indirectly shares the investment and voting power over the 29,283 shares owned by StockBridge Investment Partnership III through control of StockBridge Investment Management Group, the administrative manager of StockBridge Investment Partnership III. StockBridge Investment Management Group is a general partnership consisting of a company controlled by Mr. Campbell.

         The Company has executed a merger agreement that contemplates a change of control upon conclusion of the transaction. Information about the proposed merger is set forth in the Company's Post-Effective Amendment to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 2000, we issued 29,283 shares of Common Stock to each of StockBridge Investment Partnership III (the administrative manager of which is controlled by Richard L. Campbell), and Mantis Partners IV, LP (of which Richard
L. Campbell is a general partner) for aggregate consideration of $2,525, and 33,434 shares of Common Stock to Judith S. Haselton, for $2,500. In addition, each of Ms. Haselton and Mr. Campbell have loaned the Company $5,000 to pay ongoing expenses, including expenses associated with our proposed merger with RxBazaar. The loans are represented by demand notes bearing interest at the rate of 8% per annum.

ITEM              13. EXHIBITS AND REPORTS ON FORM 8-K
                      (a) List of Exhibits.


              The following exhibits are filed as part of this report:

             Exhibit No.

             2.1 Merger Agreement between the Company, RXB Acquisition Corp., and RxBazaar, Inc.*

             3.1    Amended and Restated Certificate of Incorporation*

             3.2    Amended and Restated Bylaws of the Company*

              *Incorporated by reference to the like-numbered exhibit to the Company's Post-Effective Amendment No. 1 Registration Statement on Form SB-2 (Commission file No. 333-39044).

         (b)  Reports on Form 8-K.

              None

                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        SB Merger Corp.



            April 15, 2002            By: /s/ Judith Haselton
            --------------                    -------------------
                    Date                   Judith Haselton
                                           Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            April 15, 2002            By: /s/ Judith Haselton
            --------------                --------------------------
                    Date                  Judith Haselton
                                          Chief Executive Officer
                                          and Director

            April 15, 2002            By: /s/ Richard L. Campbell
            --------------                ------------------------------
                    Date                  Richard L. Campbell
                                          Chief Financial and Accounting Officer
                                          and Director

                           Exhibit Index

          Exhibit No.

                  2.1 Merger Agreement between the Company, RXB Acquisition Corp., and RxBazaar, Inc.*

                  3.1      Amended and Restated Certificate of Incorporation*

                  3.2      Amended and Restated Bylaws of the Company*

     *Incorporated by reference to the like-numbered exhibit to the Company's Post-Effective Amendment No. 1 Registration Statement on Form SB-2 (Commission file No. 333-39044).