Form 10QSB
period 2002-03-31
SB MERGER CORP
filed 2002-05-15
CIK 1115295

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934.

For the quarterly period ended             March  31,  2002
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

5868 Sterling Drive,  Suite 530,     Howell       Michigan             48843
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


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

                                                   YES      X          NO______
                                                        ----------

         The number of shares outstanding of the issuer's single class of common stock as of March 31, 2002 was 406,000.

         Transitional Small Business Disclosure Format (check one)

                                                   YES_____       NO   X
                                                                     ---------

                                 SB Merger Corp.

                                   FORM 10-QSB

                                 MARCH 31, 2002

                                      INDEX


                                                                          Page
                                                                          Number

         PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (Unaudited)

                  Balance Sheet                                           1
                  Statements of Operations                                2
                  Statements of Cash Flows                                3
                  Notes to Financial Statements                           4

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operation                                       5 - 6

         PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                       7
         Item 2 - Changes in Securities and Use of Proceeds               7
         Item 3 - Defaults upon Senior Securities                         7
         Item 4 - Submission of Matters to a Vote of Security Holders     7
         Item 5 - Other Information                                       7
         Item 6 - Exhibits and reports on Form 8-K                        7


         SIGNATURE                                                        8

                                 SB MERGER CORP.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                 March 31, 2002

                                   (Unaudited)



                                     ASSETS

Cash                                                            $         3,657
Restricted cash                                                         125,000
                                                                  --------------
                                                                $       128,657
                                                                  ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                      $        29,298
     Advances from shareholders                                          10,000
                                                                  --------------
         Total current liabilities:                                      39,298

Stockholders' equity
     Preferred Stock, $.01 par value, authorized 10,000,000 shares,
          none issued and outstanding                                         -
     Common stock, $.001 par value, authorized 75,000,000 shares,
         issued and outstanding 406,000 shares                              406
     Paid in capital                                                    154,594
     Deficit accumulated during the development stage                   (65,641)
                                                                  --------------
         Total stockholders' equity                                      89,359
                                                                  --------------
                                                                $       128,657
                                                                  ==============


                       See notes to financial statements.

                                 SB MERGER CORP.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                      Three months ended               January 3, 2000
                                                         ----------------------------------------    (inception) through
                                                           March 31,2002         March 31,2001          March 31,2002
                                                         ------------------    ------------------    --------------------

Revenue                                                $                 -   $                 -   $                   -

General and administrative expenses                                 32,367                 3,893                  65,641
                                                         ------------------    ------------------    --------------------
Net loss                                               $           (32,367)  $            (3,893)  $             (65,641)
                                                         ==================    ==================    ====================
Basic and diluted loss per share                       $             (0.08)  $             (0.02)
                                                         ==================    ==================
Basic and diluted weighted average shares              $           403,933   $           200,000
                                                         ==================    ==================





                        See notes to financial statements

                                 SB MERGE CORP.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                           Three months ended             January 3, 2000
                                                                 -------------------------------------      (inception)
                                                                  March 31, 2002      March 31, 2001     to March 31, 2002
                                                                 -----------------   -----------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $          (32,367) $           (3,893) $           (65,641)

     Changes in assets and liabilities:
        Restricted cash                                                         -                   -             (125,000)
        Accounts payable and accrued expenses                              26,643              (1,963)              29,298
        Advances from shareholder                                           9,000                   -               10,000
                                                                 -----------------   -----------------   ------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         3,276              (5,856)            (151,343)
                                                                 -----------------   -----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                         -                   -              155,000
                                                                 -----------------   -----------------   ------------------
NET INCREASE (DECREASE) IN CASH                                             3,276              (5,856)               3,657

Cash - beginning of period                                                    381               9,699                    -
                                                                 -----------------   -----------------   ------------------
Cash -  end of period                                          $            3,657  $            3,843  $             3,657
                                                                 =================   =================   ==================



                        See notes to financial statements

                                 SB MERGER CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's annual report on form 10-KSB for the year ended December 31, 2001.

          In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002 and the results of operations and cash flows for the three month periods ended March 31, 2002 and March 31, 2001 have been included.

         The results of operations for the three month periods ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year ended December 31, 2002.


2.       STOCKHOLDERS' EQUITY

         On February 1, 2002, the Company's Board of Directors declared a stock dividend of 0.6 shares of common stock for each share outstanding. This dividend is being accounted for as an 8 for 5 stock split. The basic and diluted weighted average number of shares outstanding and net income per share information for all prior reporting periods have been restated to reflect the effects of the dividend. A total of 406,000 common shares existed after the dividend, comprising the 250,000 shares outstanding at December 31, 2001 converted into 400,000 common shares, and 3,750 shares issued after December 31, 2001 for underwriters fees, converted into 6,000 common shares.

         In addition, in March 2002, the Company increased the number of authorized shares for all classes of capital stock to 85,000,000 shares consisting of (i) 75,000,000 shares of common stock, with a $.001 par value and (ii) 10,000,000 shares of preferred stock, with a $.001 par value.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As of March 31, 2002, we were in the development stage. All activity to date has been related to our formation and proposed financing. Our ability to commence operations is contingent upon obtaining adequate financial resources through the public offering. As of March 31, 2002, we had not incurred any material costs or expenses other than those associated with our formation. We closed our public offering in May 2001.

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

Special Note Regarding Forward-Looking Information

Certain statements contained in this Plan of Operation, including information with respect to RxBazaar's business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below under the heading "Risk Factors" in the proxy statement/prospectus included in our post-effective amendment to its registration statement on Form SB-2 (File No-333-39044)

                           PART II - OTHER INFORMATION

                                 SB Merger Corp.

                                 March 31, 2002


Item 1.  Legal Proceedings-

         The Company is not a party to any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        Exhibits:

           None

        Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                  SB Merger Corp.
                                                  Registrant

                                                  /s/ Richard L. Campbell
                                                  ----------------------------
Date: May 15, 2002                                By: Richard L. Campbell
                                                  Acting Chief Financial Officer