Form 10QSB
period 2002-06-30
SB MERGER CORP
filed 2002-08-14
CIK 1115295

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2002

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         COMMISSION FILE NUMBER 5-78407


                                 RXBAZAAR, INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                               38-3506266
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                            1385 Kemper Meadow Drive
                             Cincinnati, Ohio 45240
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (781) 449-4962
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     SB MERGER CORP., 5868 Sterling Drive, Suite 530, Howell, Michigan 48843
     -----------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  X      No
           -----      -----

The number of shares outstanding of the issuer's single class of common stock as of June 30, 2002 was 406,000.

Transitional Small Business Disclosure Format (check one)    Yes         No  X
                                                                -----      -----

================================================================================

                                 RXBAZAAR, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER

Facing Page..................................................................  1
Table of Contents............................................................  2


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          RxBazaar, Inc. Balance Sheet.......................................  3
          RxBazaar, Inc. Statements of Operations............................  4
          RxBazaar, Inc. Statements of Cash Flows............................  5
          RxBazaar, Inc. Notes to Financial Statements.......................  6
          RxB, Inc. Condensed Consolidated Balance Sheets....................  8
          RxB, Inc. Condensed Consolidated Statements of Loss................  9
          RxB, Inc. Condensed Consolidated Statements of Changes
            in Stockholders' Equity (Deficit)................................ 10
          RxB, Inc. Condensed Consolidated Statements of Cash Flows.......... 11
          RxB, Inc. Notes to Condensed Consolidated Financial Statements..... 12
          Introduction to Unaudited Pro Forma Condensed Consolidated
            Financial Statements............................................. 17
          Unaudited Pro Forma Condensed Consolidated Balance Sheet........... 18
          Unaudited Pro Forma Condensed Consolidated Statements of Loss...... 19
          Notes to Unaudited Pro Forma Condensed Consolidated Financial
            Statements....................................................... 21

Item 2.   Management's Discussion and Analysis/Plan of Operation
            RxBazaar, Inc. Plan of Operation................................. 22
          RxB, Inc. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 23



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 28
Item 4.   Submission of Matters to a Vote of Security Holders................ 28
Item 5.   Other Information.................................................. 28
Item 6.   Exhibits and Reports on Form 8-K................................... 28



SIGNATURES .................................................................. 30

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 RXBAZAAR, INC.
                           (FORMERLY SB MERGER CORP.)
                        (A Development Stage Enterprise)

                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)



                                     ASSETS

Cash                                                                 $    3,465
Restricted cash                                                         125,000
                                                                     ----------
                                                                     $  128,465
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                             $   70,770
   Advances from shareholders                                            10,000
                                                                     ----------

         Total current liabilities                                       80,770
                                                                     ----------
Stockholders' equity:
   Preferred stock, $.001 par value, authorized
     10,000,000 shares, none issued and outstanding                          --
   Common stock, $.001 par value, authorized 75,000,000
     shares, issued and outstanding 406,000 shares                          406
   Paid-in capital                                                      154,594
   Deficit accumulated during the development stage                    (107,305)
                                                                     ----------
         Total stockholders' equity                                      47,695
                                                                     ----------
                                                                     $  128,465
                                                                     ==========

                       See notes to financial statements.

                                 RXBAZAAR, INC.
                           (FORMERLY SB MERGER CORP.)
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  THREE MONTHS ENDED            SIX MONTHS ENDED        JANUARY 3, 2000
                                              -------------------------     -------------------------     (INCEPTION)
                                               JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,     THROUGH JUNE
                                                 2002           2001           2002           2001         30, 2002
                                              ----------     ----------     ----------     ----------     ----------
Revenue                                       $       --     $       --     $       --     $       --     $       --
General and administrative expenses              (41,664)        (1,660)       (74,031)        (5,553)      (107,305)
                                              ----------     ----------     ----------     ----------     ----------
Net loss                                      $  (41,664)    $   (1,660)    $  (74,031)    $   (5,553)    $ (107,305)
                                              ==========     ==========     ==========     ==========     ==========
Basic and diluted loss per share              $    (0.10)    $    (0.00)    $    (0.18)    $    (0.02)
                                              ==========     ==========     ==========     ==========
Basic and diluted weighted average shares        406,000        333,333        404,967        266,667
                                              ==========     ==========     ==========     ==========


                       See notes to financial statements.

                                 RXBAZAAR, INC.
                           (FORMERLY SB MERGER CORP.)
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                           JANUARY 3, 2000
                                                               SIX MONTHS ENDED              (INCEPTION)
                                                        ------------------------------         THROUGH
                                                        JUNE 30, 2002     JUNE 30, 2001     JUNE 30, 2002
                                                        ------------      ------------      ------------
Cash flows from operating activities:
   Net loss                                             $    (74,031)     $     (5,553)     $   (107,305)
   Changes in assets and liabilities:
     Restricted cash                                              --                --          (125,000)
     Accounts payable and accrued expenses                    68,115              (303)           70,770
     Advances from shareholders                                9,000                --            10,000
                                                        ------------      ------------      ------------

Net cash provided by (used in) operating activities            3,084            (5,856)         (151,535)
                                                        ------------      ------------      ------------
Cash flows from financing activities:
   Proceeds from sale of common stock                             --                --           155,000
                                                        ------------      ------------      ------------
Net increase (decrease) in cash                                3,084            (5,856)            3,465
Cash - beginning of period                                       381             9,699                --
                                                        ------------      ------------      ------------
Cash - end of period                                    $      3,465      $      3,843      $      3,465
                                                        ============      ============      ============


Additional cash flow information is included in Note 2.


                       See notes to financial statements.

                                 RXBAZAAR, INC.
                           (FORMERLY SB MERGER CORP.)
                        (A Development Stage Enterprise)

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

         In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002 and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001 have been included.

         The results of operations for the periods reported are not necessarily indicative of the results to be expected for the full year.

2.       STOCKHOLDERS' EQUITY

         On February 1, 2002, the Company's Board of Directors declared a stock dividend of 0.6 shares of common stock for each share outstanding. This dividend is being accounted for as an 8 for 5 stock split. The basic and diluted weighted average number of shares outstanding and net loss per share information for all prior reporting periods have been restated to reflect the effects of the dividend. A total of 406,000 common shares existed after the dividend, comprising the 250,000 shares outstanding at December 31, 2001 equal to 400,000 common shares after the dividend, and 3,750 shares issued after December 31, 2001 for underwriters fees, equal to 6,000 common shares after the dividend.

         In March 2002, the Company adopted the 2002 Stock Incentive Plan (the "Plan"). Under the Plan, employees, officers, and directors of the Company, along with consultants to the Company, are eligible to be awarded an aggregate maximum of 1,500,000 common shares and/or common stock options of the Company. Options issued under the Plan have a maximum life of 10 years from the date of grant.

         In addition, in March 2002, the Company increased the number of authorized shares for all classes of capital stock to 85,000,000 shares consisting of (i) 75,000,000 shares of common stock, with a $.001 par value and
(ii) 10,000,000 shares of preferred stock, with a $.001 par value.

3.       SUBSEQUENT EVENT - ACQUISITION

         At a special meeting of stockholders held on July 26, 2002, the SB Merger stockholders approved and adopted the Amended and Restated Merger Agreement and Plan of Reorganization, dated as of June 12, 2002 (the "Merger Agreement"), among SB Merger Corp., our wholly-owned subsidiary, RxB Acquisition Corp. and RxBazaar, Inc. Pursuant to the Merger Agreement, RxB Acquisition was merged with and into RxBazaar as a wholly-owned subsidiary of SB Merger. In the merger, RxBazaar's name was changed to "RxB, Inc.," and immediately after the merger, SB Merger changed its corporate name to "RxBazaar, Inc."

         As required by Rule 419 promulgated pursuant to the Securities Act of 1933, as amended, as a condition of the merger, certain SB Merger stockholders were given the opportunity to reconfirm their purchase of SB Merger's shares. 100% of the stockholders entitled to reconfirm their investment elected to do so.

         In addition, all of the officers and directors of SB Merger prior to the merger resigned. The officers and directors of RxBazaar immediately before the merger became officers and directors of SB Merger immediately following the effectiveness of the merger.

         In the merger, we issued approximately 3,333,969 shares of common stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock. We are also obligated to issue up to 1,834,653 shares of common stock upon exercise of outstanding options and warrants to purchase common stock that we assumed in the merger and we may become obligated to issue up to 2,363,118 additional shares of common stock, if the surviving company meets earnings targets in the first or second year after the merger.

         Stockholders of SB Merger before the merger now own approximately 7% of the outstanding shares of the surviving company, or approximately 5% after giving effect to the exercise of all outstanding options and warrants, or approximately 4% after giving effect to the issuance of additional shares that may become issuable to former RxB stockholders upon the achievement of certain earnings targets.

         The merger was effected pursuant to the Delaware General Corporation Law and is intended to be a tax-free reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

         For accounting purposes, the transaction described above is considered, in substance, a capital transaction rather than a business combination. It is equivalent to the issuance of common stock by RxB, Inc. for the net assets of RxBazaar, accompanied by a recapitalization. This accounting treatment is identical to that resulting from an acquisition, except that no goodwill or other intangible asset will be recorded. The historical financial statements of RxB, Inc. will become the historical financial statements of the combined entity. Following the merger, business conducted by the combined entity will be the business conducted by RxB, Inc. prior to the Merger.

                            RXB, INC. AND SUBSIDIARY
                    (FORMERLY RXBAZAAR, INC. AND SUBSIDIARY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                      JUNE 30,        DECEMBER 31,
                                                                        2002              2001
                                                                    ------------      ------------
Current assets:
   Cash and cash equivalents                                        $    567,238      $    176,840

   Accounts receivable - less allowance for
     doubtful accounts of $412,691 and $277,587                        2,143,774         1,651,396
   Rebates receivable                                                     99,720            93,653
   Inventory                                                           3,012,997         3,894,494
   Prepaid expenses and other current assets                             152,115            62,323
                                                                    ------------      ------------
         Total current assets                                          5,975,844         5,878,706
                                                                    ------------      ------------

Property and equipment, at cost:
   Computer hardware and software                                        686,518           666,633
   Furniture, fixtures and equipment                                     261,363           261,363
   Leasehold improvements                                                 28,713            28,713
                                                                    ------------      ------------
                                                                         976,594           956,709
   Less accumulated depreciation and amortization                       (352,858)         (248,320)
                                                                    ------------      ------------
         Net property and equipment                                      623,736           708,389
                                                                    ------------      ------------
Other assets:
   Deferred financing costs, net                                         258,036           329,832

   Customer lists, net of accumulated amortization
     of $565,600 and $353,500                                          1,555,383         1,767,483
   Deferred merger costs                                                  39,599                --
   Deposits                                                               37,062            30,383
                                                                    ------------      ------------
         Total other assets                                            1,890,080         2,127,698
                                                                    ------------      ------------
                                                                    $  8,489,660      $  8,714,793
                                                                    ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                                    $  1,778,561      $  3,081,373
   Accounts payable                                                    2,326,605         2,838,257
   Accrued expenses and other current liabilities                      1,127,814           847,667
   Preferred dividends payable                                           484,551           257,682
                                                                    ------------      ------------
         Total current liabilities                                     5,717,531         7,024,979
Subordinated notes payable                                             2,250,000         2,250,000
                                                                    ------------      ------------
         Total liabilities                                             7,967,531         9,274,979
                                                                    ------------      ------------
Stockholders' equity (deficit):
   Preferred stock, at liquidation value, $.001
     par value, 10,000,000 shares authorized:
     Series A, 2,466,667 shares issued                                 3,700,000         3,700,000
     Series B, 2,087,500 shares issued                                 4,175,000                --
   Common stock, $.001 par value, 60,000,000
     shares authorized, 3,333,969 shares issued                            3,334             3,334
   Additional paid-in capital                                          5,864,263         5,886,529
   Accumulated deficit                                               (13,150,732)      (10,053,655)
   Unearned stock-based compensation                                     (69,736)          (96,394)
                                                                    ------------      ------------
         Total stockholders' equity (deficit)                            522,129          (560,186)
                                                                    ------------      ------------
                                                                    $  8,489,660      $  8,714,793
                                                                    ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                            RXB, INC. AND SUBSIDIARY
                    (FORMERLY RXBAZAAR, INC. AND SUBSIDIARY)
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)

                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                               ------------------------------      ------------------------------
                                                   2002              2001              2002              2001
                                               ------------      ------------      ------------      ------------
Sales, net                                     $  5,544,776      $  5,077,294      $  9,159,122      $  7,256,308
Cost of sales                                     4,986,873         4,075,156         7,945,833         6,060,586
                                               ------------      ------------      ------------      ------------
       Gross profit                                 557,903         1,002,138         1,213,289         1,195,722
                                               ------------      ------------      ------------      ------------
Operating expenses:
   Sales and marketing                              337,889           445,814           677,972           684,724
   Information technology                           186,135           334,515           389,865           692,628
   General and administrative                     1,249,697         1,470,941         2,709,446         2,261,914
                                               ------------      ------------      ------------      ------------
       Total operating expenses                   1,773,721         2,251,270         3,777,283         3,639,266
                                               ------------      ------------      ------------      ------------

       Operating loss                            (1,215,818)       (1,249,132)       (2,563,994)       (2,443,544)
                                               ------------      ------------      ------------      ------------
Other income (expense):
   Interest and financing expense                  (212,733)         (204,657)         (454,806)         (311,156)
   Miscellaneous income (expense), net               49,347            67,655           148,592            89,691
                                               ------------      ------------      ------------      ------------
       Other income (expense), net                 (163,386)         (137,002)         (306,214)         (221,465)
                                               ------------      ------------      ------------      ------------

       Net loss                                  (1,379,204)       (1,386,134)       (2,870,208)       (2,665,009)

Dividends on preferred stock                        152,869            74,000           226,869           109,682
                                               ------------      ------------      ------------      ------------

       Net loss applicable to common stock     $ (1,532,073)     $ (1,460,134)     $ (3,097,077)     $ (2,774,691)
                                               ============      ============      ============      ============
Net loss per share - basic                     $      (0.46)     $      (0.51)     $      (0.93)     $      (1.00)
                                               ============      ============      ============      ============
Weighted average shares outstanding               3,333,969         2,847,607         3,333,969         2,788,352
                                               ============      ============      ============      ============



See accompanying notes to unaudited condensed consolidated financial statements.

                            RXB, INC. AND SUBSIDIARY
                    (FORMERLY RXBAZAAR, INC. AND SUBSIDIARY)
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                               PREFERRED STOCK            COMMON STOCK        ADDITIONAL                    UNEARNED
                           -----------------------   ----------------------     PAID-IN      ACCUMULATED   STOCK-BASED
                             SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL        DEFICIT    COMPENSATION     TOTAL
                           ----------  -----------   ----------  ----------   -----------   ------------   ----------   -----------
Balance, December 31, 2000         --  $        --    2,667,817  $    2,668   $ 3,538,264   $ (3,258,680)  $ (267,957)  $    14,295
Private placement of
  preferred stock           3,133,334    4,700,000           --          --      (331,932)            --           --     4,368,068
Private placements of
  common stock                     --           --      453,040         453     2,062,578             --           --     2,063,031
Purchase and retirement of
  preferred stock            (666,667)  (1,000,000)          --          --        50,000             --           --      (950,000)
Purchase and retirement of
  common stock                     --           --     (150,500)       (150)       (5,225)            --           --        (5,375)
Amortization of unearned
  compensation                     --           --           --          --            --             --       33,580        33,580
Forfeiture of unearned
  compensation                     --           --           --          --      (106,875)            --      106,875            --
Stock options exercised            --           --        5,250           5         1,870             --           --         1,875
Preferred dividends
  accrued                          --           --           --          --            --       (109,682)          --      (109,682)
Net loss                           --           --           --          --            --     (2,665,009)          --    (2,665,009)
                           ----------  -----------   ----------  ----------   -----------   ------------   ----------   -----------
Balance, June 30, 2001      2,466,667  $ 3,700,000    2,975,607  $    2,976   $ 5,208,680   $ (6,033,371)  $ (127,502)  $ 2,750,783
                           ==========  ===========   ==========  ==========   ===========   ============   ==========   ===========


Balance, December 31, 2001  2,466,667  $ 3,700,000    3,333,969  $    3,334   $ 5,886,529   $(10,053,655)  $  (96,394)  $  (560,186)
Sale of preferred stock     2,087,500    4,175,000           --          --      (160,500)            --           --     4,014,500
Stock options and warrants
  issued                           --           --           --          --       146,250             --           --       146,250
Amortization of unearned
  compensation                     --           --           --          --            --             --       18,642        18,642
Forfeiture of unearned
  compensation                     --           --           --          --        (8,016)            --        8,016            --
Preferred dividends
  accrued                          --           --           --          --            --       (226,869)          --      (226,869)
Net loss                           --           --           --          --            --     (2,870,208)          --    (2,870,208)
                           ----------  -----------   ----------  ----------   -----------   ------------   ----------   -----------
Balance, June 30, 2002      4,554,167  $ 7,875,000    3,333,969  $    3,334   $ 5,864,263   $(13,150,732)  $  (69,736)  $   522,129
                           ==========  ===========   ==========  ==========   ===========   ============   ==========   ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                            RXB, INC. AND SUBSIDIARY
                    (FORMERLY RXBAZAAR, INC. AND SUBSIDIARY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                SIX MONTHS ENDED JUNE 30,
                                                             ------------------------------
                                                                 2002              2001
                                                             ------------      ------------
Cash flows from operating activities:
   Net loss                                                  $ (2,870,208)     $ (2,665,009)
   Adjustments to reconcile net loss to net cash used
     for operating activities:
     Depreciation and amortization                                507,091           284,279
     Amortization of unearned compensation                         18,642            33,580
     Stock options issued for services                             82,500                --
     (Increase) decrease in operating assets:
       Accounts receivable                                       (492,378)          856,231
       Rebates receivable                                          (6,067)       (1,295,903)
       Inventory                                                  881,497        (4,373,871)
       Prepaid expenses and other current assets                  (89,792)         (137,773)
     Increase (decrease) in operating liabilities:
       Accounts payable                                          (511,652)        1,217,114
       Accrued expenses and other current liabilities             330,147           114,501
                                                             ------------      ------------
               Net cash used for operating activities          (2,150,220)       (5,966,851)
                                                             ------------      ------------

Cash flows from investing activities:
   Purchase of property and equipment                             (19,885)         (131,812)
   Decrease (increase) in deposits                                 (6,679)           48,800
   Purchase of subsidiary                                              --        (4,002,880)
                                                             ------------      ------------
               Net cash used for investing activities             (26,564)       (4,085,892)
                                                             ------------      ------------

Cash flows from financing activities:
   Increase in deferred financing costs                                --          (365,402)
   Increase in deferred acquisition costs                         (39,599)               --
   Net change in line of credit                                  (657,719)        4,614,979
   Proceeds from notes payable and warrants                       375,000           250,000
   Payments on notes payable                                      (25,000)          (25,000)
   Proceeds from sale of stock                                  2,914,500         6,431,099
   Proceeds from stock options exercised                               --             1,875
   Purchase and retirement of stock                                    --          (955,375)
                                                             ------------      ------------
               Net cash provided by financing activities        2,567,182         9,952,176
                                                             ------------      ------------

Net change in cash and cash equivalents                           390,398          (100,567)
Cash and cash equivalents at beginning period                     176,840           339,027
                                                             ------------      ------------

Cash and cash equivalents at end of period                   $    567,238      $    238,460
                                                             ============      ============
Supplemental cash flow information:
   Interest paid                                             $    278,814      $    209,217
   Preferred dividends accrued                                    226,869           109,682

Additional cash flow information is included in Note 2.

See accompanying notes to unaudited condensed consolidated financial statements.

                            RXB, INC. AND SUBSIDIARY
                    (FORMERLY RXBAZAAR, INC. AND SUBSIDIARY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND BASIS OF PRESENTATION

         RxB, Inc. (the "Company" or "RxB"), formerly known as RxBazaar, Inc., was incorporated on October 25, 1999 in the State of Delaware. The Company distributes brand and generic pharmaceuticals and other medical supplies. On February 23, 2001, the Company acquired a wholly-owned subsidiary, FPP Distribution, Inc. ("FPP") which was formerly known as Superior Pharmaceutical Company. FPP distributes brand and generic pharmaceuticals. All significant intercompany balances and transactions have been eliminated in consolidation.

         The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

         The financial information included in this report has been prepared in conformance with the accounting policies reflected in the RxB financial statements included in Post-Effective Amendment No. 4 to the Registration Statement on Form SB-2, File Number 333-39044, filed by SB Merger Corp. with the Securities and Exchange Commission.

         REVERSE STOCK SPLIT AND MERGER RATIO

         On January 31, 2002 the Company's stockholders approved a 1-for-5 reverse stock split of the common shares. On July 26, 2002, in connection with the merger agreement with RxBazaar, Inc., formerly SB Merger Corp., the Company's stockholders approved a merger ratio in which 0.7 shares of RxBazaar common stock were issued for each share of the Company's common stock. All common stock information presented herein has been retroactively adjusted to reflect the 1-for-5 reverse stock split and the .7-for-1 merger ratio.

         USE OF ESTIMATES

         In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Such estimates relate primarily to the carrying values of accounts receivable and inventory, the estimated lives of property and equipment, the value of intangible assets, the valuation reserve on deferred taxes and the value of equity instruments issued. Actual results could differ from those estimates.

         INVENTORY

         Inventory consists primarily of finished goods held for distribution. Inventory is valued at the lower of average cost or market on a first-in first-out (FIFO) method. Cost of inventories held for distribution is based on the purchase price net of vendor discounts and other allowances.

         NET LOSS PER SHARE

         Basic loss per share represents loss applicable to common stock divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants (determined using the treasury stock method) and preferred stock. The assumed conversion of outstanding dilutive stock options, warrants and preferred stock would increase the shares outstanding but would not require an adjustment to net loss as a result of the conversion. For all periods presented, options, warrants and preferred stock were anti-dilutive and excluded from the net loss per share computation.

2.       ACQUISITION OF FPP DISTRIBUTION, INC.

         On February 23, 2001, pursuant to an agreement with Able Laboratories, Inc. ("Able"), RxB acquired FPP in a cash merger. As a result of the merger, the Company made a cash payment of $4,000,000 to Able and also assumed Able's existing 13.5% senior subordinated debt in the amount of $2,250,000. Able remained liable for the subordinated debt as a guarantor. On June 14, 2004, Able purchased the senior subordinated debt eliminating Able's guaranty and making Able the holder of the debt. While FPP and Able are considered related parties, the purchase price and terms of the merger were determined in arms-length negotiations between the parties, based on a fairness opinion obtained from an independent appraiser.

         The acquisition has been accounted for as a purchase. The results of operations of FPP have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company acquired accounts receivable of $3,572,730, inventory of $4,790,316, property and equipment of $191,715 and other assets totaling $391,387 net of accounts payable and accrued expenses of $4,797,709. The excess of the purchase price over the net assets acquired plus costs incurred in connection with the merger aggregated $2,120,983. Accordingly, the Company allocated $2,120,983 of the purchase price to customer lists which are being amortized over five years.

         Unaudited pro forma consolidated operating results for the Company, assuming the acquisition of FPP had been made as of the beginning of 2001 are as follows:
                                                             SIX MONTHS ENDED
                                                              JUNE 30, 2001
                                                              -------------
         Sales, net                                           $  10,326,783
                                                              =============
         Net loss                                             $  (3,174,412)
                                                              =============
         Net loss per share - basic                           $       (1.18)
                                                              =============

3.       NOTES PAYABLE

         Notes payable consist of the following:

                                                    JUNE 30,      DECEMBER 31,
                                                      2002            2001
                                                  ------------    ------------
         Notes payable, officers and directors    $     50,000    $    200,000
         Notes payable, computer equipment                  --         225,000
         Line-of-credit                              1,728,561       2,386,280
         Subordinated notes payable                  2,250,000       2,250,000
         Bridge notes payable                               --         270,093
                                                  ------------    ------------
                  Total                              4,028,561       5,331,373

         Less current portion                        1,778,561       3,081,373
                                                  ------------    ------------
                  Long-term debt                  $  2,250,000    $  2,250,000
                                                  ============    ============

         NOTES PAYABLE, OFFICERS AND DIRECTORS

         In March 2000, the Company borrowed $250,000 from its officers and directors under 10% unsecured promissory notes. The notes are currently due on demand. In April and May 2002, $150,000 in notes were converted into Series B Preferred Stock.

         NOTES PAYABLE, COMPUTER EQUIPMENT

         On February 5, 2001, the Company entered into an equipment financing agreement with a corporation which employs a director of the Company as an officer. Under the agreement the Company received $250,000 and granted a security interest in certain computer equipment. During 2001, the Company paid $25,000 against the principal balance of this obligation. On February 5, 2002, the Company paid $25,000 on this obligation and the lender agreed to release their claims to the computer equipment. In April 2002, the $200,000 balance of the note was converted into Series B Preferred Stock.

         LINE-OF-CREDIT

         On February 23, 2001, the Company and FPP entered into an asset-based line-of-credit agreement with a lender for $12,500,000 secured by a lien on substantially all assets. Borrowings under the line are based on eligible accounts receivable and inventory and have been classified as a current liability. The line bears interest at prime plus 1% (5.75% at June 30, 2002) and matures on February 23, 2004. At June 30, 2002 the Company was in default of certain loan covenants.

         SUBORDINATED NOTES PAYABLE

         On February 23, 2001, in connection with the acquisition of FPP, the Company assumed senior subordinated notes payable totaling $2,250,000 and bearing interest at 13.5% per annum payable monthly. The notes mature on June 17, 2004. The notes payable are secured by a second lien on substantially all assets, were guaranteed by Able and are subject to an inter-creditor agreement with the Company's asset-based lender. On June 14, 2002, Able purchased the debt. Able has the option to convert the debt into common stock of the Company at the current market value of the common stock. Able has agreed that it will not convert the notes if such conversion would result in Able owning more than 19.9% of the Company's issued and outstanding common stock. The Company is current with its payments on these notes but is in default of certain loan covenants. The Company is prohibited from making any principal payments on the notes without the approval of the asset-based lender and Able has subordinated its rights with respect to defaults to the asset-based lender pursuant to the terms of the inter-creditor agreement. Accordingly, the Company has classified the balance due as non-current. Management intends to refinance this debt with long-term financing in 2002.

         BRIDGE NOTES PAYABLE

         In December 2001, the Company commenced an offering of units, each unit consisting of a $100,000 10% unsecured convertible promissory note and a warrant to purchase 14,000 shares of common stock at $0.71 per share. The purchase price per unit was $100,000. As of December 31, 2001, gross proceeds from this offering were $325,000. Proceeds of $55,250 were allocated to the warrants based on their estimated fair value and credited to additional paid-in capital. This amount was reflected as a discount against the notes payable and amortized to interest expense over the life of the notes. In January 2002, the Company received an additional $375,000 in gross proceeds from this offering. Proceeds of $63,750 were allocated to the warrants and credited to additional paid-in capital. In April and May 2002, all $700,000 of these notes were converted into Series B Preferred Stock.

4.       PREFERRED STOCK

         SERIES A

         On July 26, 2002, the holder of the Series A Preferred Stock, Able, received 345,333 shares of RxBazaar, Inc. Series A Preferred Stock in the merger. Each share of Series A Preferred Stock is convertible to one share of common stock and has a stated dividend of 8%.

         SERIES B

         In March 2002, the Company commenced an offering of its Series B Preferred Stock at $2.00 per share. As of June 30, 2002, the Company had received gross proceeds of $4,175,000. Each share of Series B Preferred Stock is convertible to one share of common stock and has a stated dividend of 10%. The gross proceeds include conversion of $1,050,000 of notes payable and $50,000 of accrued expenses. Commissions and expenses in connection with the placement were approximately $160,500. On July 26, 2002, the holders of the Series B Preferred Stock received 2,087,500 shares of RxBazaar, Inc. Series B Preferred Stock in the merger. Each share of RxBazaar, Inc. Series B Preferred stock is convertible to one share of common stock and has a stated dividend of 10%.

5.       SUBSEQUENT EVENT - MERGER AGREEMENT

         On July 26, 2002, the Company adopted the Amended and Restated Merger Agreement and Plan of Reorganization, dated as of June 12, 2002 (the "Merger Agreement"), among SB Merger Corp., RxBazaar, Inc. and RxB Acquisition Corp. Pursuant to the Merger Agreement, RxB Acquisition was merged with and into RxBazaar as a wholly-owned subsidiary of SB Merger Corp. In the merger, RxBazaar's name changed to "RxB, Inc.," and immediately after the merger SB Merger Corp. changed its corporate name to "RxBazaar, Inc."

         As required by Rule 419 promulgated pursuant to the Securities Act of 1933, as amended, as a condition of the merger, certain SB Merger stockholders were given the opportunity to reconfirm their purchase of SB Merger's shares. 100% of the stockholders entitled to reconfirm their investment elected to do so.

         In addition, all of the officers and directors of SB Merger prior to the merger resigned. The officers and directors of RxBazaar immediately before the merger became officers and directors of SB Merger immediately following the effectiveness of the merger.

         In the merger, the Company's stockholders received 3,333,969 shares of common stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock of SB Merger. SB Merger is also obligated to issue up to 1,834,653 shares of common stock upon exercise of outstanding options and warrants to purchase common stock and may become obligated to issue up to 2,363,118 additional shares of common stock, if the surviving company meets earnings targets in the first or second year after the merger.

         Stockholders of SB Merger before the merger now own approximately 7% of the outstanding shares of the surviving company, or approximately 5% after giving effect to the exercise of all outstanding options and warrants, or approximately 4% after giving effect to the issuance of additional shares that may become issuable to former RxBazaar stockholders upon the achievement of certain earnings targets.

         The merger was effected pursuant to the Delaware General Corporation Law and is intended to be a tax-free reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

         For accounting purposes, the transaction described above is considered, in substance, a capital transaction rather than a business combination. It is equivalent to the issuance of common stock by RxB for the net assets of RxBazaar, accompanied by a recapitalization. This accounting treatment is identical to that resulting from an acquisition, except that no goodwill or other intangible asset will be recorded. The historical financial statements of RxB, Inc. will become the historical financial statements of the combined entity. Following the merger, business conducted by the combined entity will be the business conducted by RxB, Inc. prior to the Merger.

                                 RXBAZAAR, INC.
                  INTRODUCTION TO UNAUDITED PRO FORMA CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


         The following unaudited pro forma condensed consolidated balance sheet presents the pro forma financial position of RxBazaar, Inc. (formerly SB Merger Corp.) and RxB, Inc. (formerly, RxBazaar, Inc.) at June 30, 2002.

         The unaudited pro forma condensed consolidated statements of loss for the six months ended June 30, 2002 and the year ended December 31, 2001 reflect the combined results of RxBazaar and RxB as if the July 26, 2002 combination of the two companies had occurred at the beginning of the period, adjusted to eliminate non-recurring costs, and to reflect new costs directly attributable to the transaction.

         For accounting purposes, the transaction described above is considered, in substance, a capital transaction rather than a business combination. It is equivalent to the issuance of common stock by RxB for the net assets of RxBazaar, accompanied by a recapitalization. This accounting treatment is identical to that resulting from an acquisition, except that no goodwill or other intangible asset has been recorded. Accordingly, the accompanying pro forma financial statements reflect the acquisition by RxB of the net assets of RxBazaar and the recapitalization of RxB's stock based on the exchange ratio in the merger agreement.

         The unaudited pro forma condensed consolidated statements of loss do not necessarily represent the actual results that would have been achieved had the companies been combined at the beginning of the year, nor may they be indicative of future operations. These unaudited pro forma condensed consolidated financial statements should be read in conjunction with the companies' respective historical financial statements and notes included in this Form 10-QSB and in Post-Effective Amendment No. 4 to the Registration Statement on Form SB-2, File Number 333-39044, filed by SB Merger Corp. with the Securities and Exchange Commission.

                                 RXBAZAAR, INC.
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2002


            ASSETS                          RXBAZAAR, INC.     RXB, INC.      ADJUSTMENTS     NOTE      PRO FORMA
                                             ------------    ------------    ------------    ------    ------------
Current assets:
   Cash and cash equivalents                    $   3,465    $    567,238      $   36,495       B      $    607,198
   Accounts receivable                                 --       2,143,774              --                 2,143,774
   Rebates receivable                                  --          99,720              --                    99,720
   Inventory                                           --       3,012,997              --                 3,012,997
   Other current assets                                --         152,115              --                   152,115
                                             ------------    ------------    ------------              ------------
         Total current assets                       3,465       5,975,844          36,495                 6,015,804
                                             ------------    ------------    ------------              ------------
Net property and equipment                             --         623,736              --                   623,736
                                             ------------    ------------    ------------              ------------

Other assets:
   Deferred financing costs, net                       --         258,036              --                   258,036
   Customer lists, net                                 --       1,555,383              --                 1,555,383
   Restricted cash                                125,000              --        (125,000)      B                --
   Deferred merger costs                               --          39,599         (39,599)      C                --
   Deposits                                            --          37,062              --                    37,062
                                             ------------    ------------    ------------              ------------
         Total other assets                       125,000       1,890,080        (164,599)                1,850,481
                                             ------------    ------------    ------------              ------------
                                             $    128,465    $  8,489,660    $   (128,104)             $  8,490,021
                                             ============    ============    ============              ============
Current liabilities:
   Notes payable                             $         --    $  1,778,561    $         --              $  1,778,561
   Accounts payable                                    --       2,326,605              --                 2,326,605
   Accrued expenses and other                      80,770       1,127,814         (80,770)      B         1,127,814
   Preferred dividends payable                         --         484,551              --                   484,551
                                             ------------    ------------    ------------              ------------
         Total current liabilities                 80,770       5,717,531         (80,770)                5,717,531
Subordinated notes payable                             --       2,250,000              --                 2,250,000
                                             ------------    ------------    ------------              ------------
         Total liabilities                         80,770       7,967,531         (80,770)                7,967,531
                                             ------------    ------------    ------------              ------------
Stockholders' equity:

   Preferred stock, at liquidation value;
     $.001 par value; 10,000,000 shares
     authorized:
     Series A, none, 2,466,667 and 345,333
       shares issued                                   --       3,700,000              --       A         3,700,000
     Series B, none, 2,087,500 and 2,087,500
       shares issued                                   --       4,175,000              --       A         4,175,000
   Common stock, $.001 par value; 75,000,000
     shares authorized, 406,000, 3,333,969
     and 3,739,969 shares issued                      406           3,334              --       A             3,740
   Additional paid-in capital                     154,594       5,864,263        (107,305)      A         5,864,218
                                                                                   (7,735)      B
                                                                                  (39,599)      C

   Accumulated deficit                           (107,305)    (13,150,732)        107,305       A       (13,150,732)
   Unearned stock-based compensation                   --         (69,736)             --                   (69,736)
                                             ------------    ------------    ------------              ------------

         Total stockholders' equity                47,695         522,129         (47,334)                  522,490
                                             ------------    ------------    ------------              ------------

                                             $    128,465    $  8,489,660    $   (128,104)             $  8,490,021
                                             ============    ============    ============              ============

                   See notes to pro forma financial statements

                                 RXBAZAAR, INC.
          UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF LOSS
                         Six Months Ended June 30, 2002



                                            RXBAZAAR, INC.     RXB, INC.      ADJUSTMENTS     NOTE      PRO FORMA
                                             ------------    ------------    ------------    ------    ------------

Sales, net                                   $         --    $  9,159,122    $         --              $  9,159,122
Cost of sales                                          --       7,945,833              --                 7,945,833
                                             ------------    ------------    ------------              ------------
      Gross profit                                     --       1,213,289              --                 1,213,289

Operating expenses                                 74,031       3,777,283              --                 3,851,314
                                             ------------    ------------    ------------              ------------
      Operating loss                              (74,031)     (2,563,994)             --                (2,638,025)
                                             ------------    ------------    ------------              ------------

Other income (expense):
   Interest and financing expense                      --        (454,806)        145,744       1          (309,062)
   Miscellaneous                                       --         148,592              --                   148,592
                                             ------------    ------------    ------------              ------------
      Other income (expense), net                      --        (306,214)        145,744                  (160,470)
                                             ------------    ------------    ------------              ------------

      Net loss                                    (74,031)     (2,870,208)        145,744                (2,798,495)

Dividends on preferred stock                           --         226,869         129,881       2           356,750
                                             ------------    ------------    ------------              ------------

      Net loss applicable to common stock    $    (74,031)   $ (3,097,077)   $     15,863              $ (3,155,245)
                                             ============    ============    ============              ============

Net loss per share - basic                   $      (0.18)   $      (0.93)                             $      (0.84)
                                             ============    ============                              ============

Weighted average shares outstanding               404,967       3,333,969                       3         3,738,936
                                             ============    ============                              ============



                  See notes to pro forma financial statements.

                                 RXBAZAAR, INC.
          UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF LOSS
                          Year Ended December 31, 2001



                                            RXBAZAAR, INC.     RXB, INC.      ADJUSTMENTS     NOTE      PRO FORMA
                                             ------------    ------------    ------------    ------    ------------

Sales, net                                   $         --    $ 17,244,283    $         --              $ 17,244,283
Cost of sales                                          --      14,479,743              --                14,479,743
                                             ------------    ------------    ------------              ------------
      Gross profit                                     --       2,764,540              --                 2,764,540

Operating expenses                                 11,010       8,584,401              --                 8,595,411
                                             ------------    ------------    ------------              ------------
      Operating loss                              (11,010)     (5,819,861)             --                (5,830,871)
                                             ------------    ------------    ------------              ------------

Other income (expense):
   Interest income                                     --             205              --                       205
   Interest and financing expense                      --        (745,903)         40,184       1          (705,719)
   Miscellaneous                                       --          28,266              --                    28,266
                                             ------------    ------------    ------------              ------------
      Other income (expense), net                      --        (717,432)         40,184                  (677,248)
                                             ------------    ------------    ------------              ------------

      Net loss                                    (11,010)     (6,537,293)         40,184                (6,508,119)

Dividends on preferred stock                           --         257,682         417,500       2           675,182
                                             ------------    ------------    ------------              ------------

      Net loss applicable to common stock    $    (11,010)   $ (6,794,975)   $   (377,316)             $ (7,183,301)
                                             ============    ============    ============              ============

Net loss per share - basic                   $      (0.03)   $      (2.28)                             $      (2.17)
                                             ============    ============                              ============

Weighted average shares outstanding               326,575       2,984,890                       3         3,311,465
                                             ============    ============                              ============

                  See notes to pro forma financial statements.

                                 RXBAZAAR, INC.
                     NOTES TO UNAUDITED PRO FORMA CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS



     The following unaudited pro forma adjustments are included in the accompanying unaudited pro forma condensed consolidated balance sheet at June 30, 2002 to reflect the combination of RxBazaar, Inc. (formerly SB Merger Corp.) and RxB, Inc. (formerly RxBazaar, Inc.).

     A. To record the acquisition of RxB by RxBazaar in exchange for 3,333,969 shares of common stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock of RxBazaar.

     B. To record the release of $125,000 in restricted cash from escrow on completion of the merger and the use of such funds to pay accrued expenses and other closing costs.

     C. To record the writeoff of deferred merger costs against proceeds of the merger.

     The following pro forma adjustments are included in the accompanying unaudited pro forma condensed consolidated statements of loss for the six months ended June 30, 2002 and the year ended December 31, 2001.

     1. Elimination of interest expense incurred on notes payable converted to equity in connection with the sale of Series B Preferred Stock.

     2.   To record dividends on Series B Preferred Stock at 10% per annum.

     3. Pro forma loss per share is based on the pro forma weighted average number of shares outstanding as follows:
                                                       SIX MONTHS    YEAR ENDED
                                                          ENDED     DECEMBER 31,
                                                      JUNE 30, 2002     2001
                                                      ------------- ------------
          RxBazaar weighted average shares outstanding    404,967      326,575
          RxB weighted average shares outstanding       3,333,969    2,984,890
                                                      ------------- ------------
                                                        3,738,936    3,311,465
                                                      ============= ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS/PLAN OF OPERATION

         RXBAZAAR, INC. PLAN OF OPERATION

         As of June 30, 2002, RxBazaar, Inc. (formerly SB Merger Corp.) was in the development stage. All activity to date has been related to our formation and proposed financing. Our ability to commence operations was contingent upon obtaining adequate financial resources through our public offering. As of June 30, 2002, we had not incurred any material costs or expenses other than those associated with our formation and the acquisition of RxB Inc. (formerly RxBazaar, Inc.) We closed our public offering in May 2001.

         We will use the net proceeds of our public offering principally in connection with structuring and consummating the business combination with RxB.

         At a special meeting of stockholders held on July 26, 2002, SB Merger stockholders approved and adopted the Amended and Restated Merger Agreement and Plan of Reorganization, dated as of June 12, 2002 (the "Merger Agreement"), among SB Merger Corp., our wholly-owned subsidiary, RxB Acquisition Corp. and RxBazaar, Inc. Pursuant to the Merger Agreement, RxB Acquisition was merged with and into RxBazaar as a wholly-owned subsidiary of SB Merger Corp. In the merger, RxBazaar's name changed to "RxB, Inc.", and immediately after the merger SB Merger changed its corporate name to "RxBazaar, Inc."

         As required by Rule 419 promulgated pursuant to the Securities Act of 1933, as amended, as a condition to the merger, certain SB Merger stockholders were given the opportunity to reconfirm their purchase of the Company's shares. 100% of the stockholders entitled to reconfirm their investment elected to do so.

         In addition, all of the officers and directors of SB Merger prior to the merger resigned. The officers and directors of RxBazaar immediately before the merger became officers and directors of the surviving company immediately following the effectiveness of the merger.

         In the merger, we issued approximately 3,333,969 shares of common stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock. We are also obligated to issue up to 1,834,653 shares of common stock upon exercise of outstanding options and warrants to purchase common stock that we assumed in the merger and we may become obligated to issue up to 2,363,118 additional shares of common stock, if the surviving company meets earnings targets in the first or second year after the merger.

         Stockholders of SB Merger before the merger now own approximately 7% of the outstanding shares of the surviving company, or approximately 5% after giving effect to the exercise of all outstanding options and warrants, or approximately 4% after giving effect to the issuance of additional shares that may become issuable to former RxBazaar stockholders upon the achievement of certain earnings targets.

         The merger was effected pursuant to the Delaware General Corporation Law and is intended to be a tax-free reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

      RXB, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         OVERVIEW

         RxB, Inc., formerly known as RxBazaar, Inc., was incorporated on October 25, 1999. RxB distributes brand and generic pharmaceutical and medical products, through both its on-line market and through traditional distribution activities such as:

         o direct sales, conducted by a staff of direct sales telemarketing employees who actively call and market to independent pharmacists, nursing homes and small regional chains; and

         o corporate and government sales, marketing to group purchasing organizations, pharmacy chains and federal, state and local government agencies.

         During its first six months, RxB focused its efforts on hiring key personnel, establishing relationships with customers and vendors, and developing its technological and operational infrastructure. RxB launched its www.rxbazaar.com website, and commenced sales, in April 2000. Its initial operations were funded through loans from officers and directors and private placements of common stock. RxB also arranged for FPP Distribution, Inc., then known as Superior Pharmaceutical Company, to act as its fulfillment center for all of its sales. FPP Distribution was a wholly-owned subsidiary of Able Laboratories, Inc. In October 2000, RxB agreed to acquire FPP Distribution from Able. RxB raised the necessary funds to acquire FPP Distribution by selling its Series A Preferred Stock to investors in a private placement. RxB purchased FPP Distribution on February 23, 2001 for $4,000,000 in cash and the assumption of $2,250,000 in subordinated debt. At the same time, RxB entered into a $12,500,000 line of credit, secured by all of its assets. On completion of the FPP Distribution acquisition, RxB lacked sufficient working capital to operate its business. It continued to seek additional financing throughout 2001. In November 2001, RxB reduced its work force by 18 employees and reduced the salaries of other employees.

         On February 1, 2002, RxB entered into an agreement to merge with a wholly-owned subsidiary of RxBazaar, Inc., formerly known as SB Merger Corp. Because RxB lacked sufficient working capital as of the date of the merger agreement, the merger agreement required RxB to raise a minimum of $3 million in additional equity after January 1, 2002. The purpose of this requirement was to ensure that RxB has a reasonable amount of working capital after the merger. To meet this requirement, RxB sold $4,175,000 of Series B Preferred Stock, for cash and in consideration of conversion of outstanding notes payable and accrued expenses.

         On July 26, 2002, RxB completed its merger with RxB Acquisition Corp., a wholly-owned subsidiary of SB Merger Corp. In the merger, SB Merger Corp. issued approximately 3,333,969 shares of common stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock. The surviving company is also obligated to issue up to 1,834,653 shares of common stock upon exercise of outstanding options and warrants to purchase common stock that it assumed in the merger and it may become obligated to issue up to 2,363,118 additional shares of common stock, if the surviving company meets earnings targets in the first or second year after the merger.

         Stockholders of RxBazaar before the merger now own approximately 93% of the outstanding shares of SB Merger, or approximately 95% after giving effect to the exercise of all outstanding options and warrants, or approximately 96% after giving effect to the issuance of additional shares that may become issuable to former RxBazaar stockholders upon the achievement of certain earnings targets by the merged company. After the merger, SB Merger changed its name to RxBazaar, Inc. and RxBazaar, Inc. changed its name to RxB, Inc.

         CRITICAL ACCOUNTING POLICIES

         RxB's significant accounting policies are more fully described in Note 1 to its consolidated financial statements included in Post-Effective Amendment No. 4 to the Registration Statement on Form SB-2, File Number 333-39044, filed by SB Merger Corp. with the Securities and Exchange Commission. However, certain of its accounting policies are particularly important to the portrayal of its financial position and results of operations and require the application of significant judgment by RxB's management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, RxB's management makes estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based on management's historical experience, the terms of existing agreements, RxB's observance of trends in the industry, information that it obtains from its customers and outside sources, and on various other assumptions that it believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. RxB's significant accounting policies including inventory valuation, revenue recognition and accounts receivable allowances, software development costs and impairment of long-lived assets are each discussed in more detail in Post-Effective Amendment No. 4 to the Registration Statement on Form SB-2, File Number 333-39044, filed by SB Merger Corp. with the Securities and Exchange Commission.

         RESULTS OF OPERATIONS

         EVENTS AFFECTING RXB'S REVENUES AND RESULTS OF OPERATIONS

         RxB's revenues and results of operations have been significantly affected, and are likely to continue to be significantly affected, by a shortage of working capital. RxB's business depends on its having a sufficient amount of enough different products to attract customers and generate sales, and it needs working capital to buy inventory. The recent sale of $4,175,000 of RxB's Series B Preferred Stock has significantly improved the working capital. RxB had working capital of $258,313 as of June 30, 2002. With the additional working capital generated by its sale of Series B Preferred Stock, RxB was able to attract additional potential sellers of products to post items for sale on the rxbazaar.com website. As of April 1, 2002, RxB had 693 different products posted for sale on its website, with a total listed sales value of $4.7 million. As of June 30, 2002, RxB had improved the breadth of product offerings posted on the website to a total of 5,078 different items with a total listed value of $508.6 million. RxB management believes that the increase in items posted for sale is an indication of continued and growing interest in its online marketplace among potential sellers, and makes the site more attractive to buyers. The increase in items posted for sale, however, does not have any effect on RxB's financial condition or results of operations, and does not mean that RxB's revenues will increase. Unless RxB is able to attract additional buyers to its website and increase sales, it will not be able to operate profitably.

         Because of its losses and shortage of working capital, RxB has been unable to obtain credit on favorable terms from its vendors or from its commercial lender, and at December 31, 2001 its auditors expressed doubt about RxB's ability to continue as a going concern. If this trend continues, then RxB management views it as reasonably expected that RxB's revenues for 2002 will be materially and negatively impacted and its prospects of generating income from its operations will be significantly impaired. RxB's management plans to address this issue by raising working capital through one or more private offerings of RxB's securities. If RxB is able to generate sufficient working capital by selling its securities, then RxB management hopes to conduct operations on a profitable basis, both to generate additional working capital for operations and to improve RxB's creditworthiness. However, RxB can give no assurance that it will be able to raise the necessary capital to sustain its operations or ever operate profitably.

         THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         RxB's net sales for the three months ended June 30, 2002 were $5,544,776 compared to $5,077,294 for the three months ended June 30, 2001. The $467,482 or 9.2% increase is due to RxB's increase in working capital, which resulted in an improvement in RxB's ability to adequately stock its warehouse. In addition, there were no sales of products purchased from FPP Distribution's former parent, Able, in the second quarter of 2002. In the second quarter of 2001, we sold $1,287,917 of products purchased from Able.

         Cost of sales for the three months ended June 30, 2002 was $4,986,873 or 90% of net sales, compared to $4,075,156 or 80% of net sales for the three months ended June 30, 2001. The decrease in the gross profit margin is a result of the product mix for the quarter. In 2002 RxB sold significantly more brand pharmaceuticals which have lower gross margins. These sales helped increase RxB's customer base. RxB's margins are affected by its ability to buy pharmaceutical products at favorable prices and the mix of products between brand and generic pharmaceuticals.

         Sales and marketing expenses for the three months ended June 30, 2002 were $337,889 or 6% of sales compared to $445,814 or 9% of sales for the three months ended June 30, 2001. These expenses include the salaries and commissions of RxB's telemarketing staff, advertising and trade show expenses. The $107,925 decrease in expenses is primarily due to an $86,126 decrease in advertising and tradeshow expenses.

         Information technology expenses were $186,135 for the three months ended June 30, 2002 compared to $334,515 for the three months ended June 30, 2001. These expenses include the salaries of information technology staff and the costs of contract programmers. The $148,380 decrease in expenses is primarily due to a decrease of $141,438 in salaries. Salaries decreased as a result of the work force and salary reductions which took place in November 2001.

         General and administrative expenses for the three months ended June 30, 2002 were $1,249,697 compared to $1,470,941 for the three months ended June 30, 2001. The $221,244 decrease in expenses is primarily due to decreases of $123,550 in salaries and benefits, $23,558 in travel and minor decreases in other areas.

         Other expenses for the three months ended June 30, 2002 were $(163,386) compared to $(137,002) for the three months ended June 30, 2001. Interest and financing expenses increased to $212,733 for the three months ended June 30, 2002 compared to $204,657 for the three months ended June 30, 2001. The $8,076 increase in interest expense is primarily due to interest and amortization of debt discount on bridge notes amounting to $58,371 in the current period, offset by decreased interest on the asset-based line of credit and the debt which was converted to Series B Preferred Stock during the 2002 quarter. Miscellaneous income decreased to $49,347 for the three months ended June 30, 2002 compared to $67,655 for the three months ended June 30, 2001. The decrease in miscellaneous income is primarily due to higher service charges earned in the prior period.

         RxB incurred a net loss for the three months ended June 30, 2002 of $(1,379,204) compared to a net loss of $(1,386,134) for the three months ended June 30, 2001. Net loss applicable to common stock for the three months ended June 30, 2002 was $(1,532,073) or $(0.46) per share compared to $(1,460,134) or
$(0.51) per share for the three months ended June 30, 2001.

         SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED
         JUNE 30, 2001

         RxB's net sales for the six months ended June 30, 2002 were $9,159,122 compared to $7,256,308 for the six months ended June 30, 2001. The $1,902,814 increase is due to RxB's acquisition of FPP Distribution on February 23, 2001. The current period includes six months of sales from FPP Distribution compared to only four months of sales from FPP in the prior period. In addition, there were no sales of products purchased from FPP Distributions' former parent, Able, for the six months ended June 30, 2002 compared to $1,806,194 in sales for the six months ended June 30, 2001. Sales growth in 2002 was impeded by RxB's lack of working capital, which resulted in an inability to secure credit from vendors and an inability to adequately stock its warehouse, particularly during the first four months of 2002.

         Cost of sales for the six months ended June 30, 2002 was $7,945,833 or 87% of net sales, compared to $6,060,586 or 84% of net sales for the six months ended June 30, 2001. The decrease in the gross profit margin is a result of the sale of brand pharmaceuticals in the second quarter of 2002 which have a much lower gross profit margin. RxB's margins are affected by its ability to buy pharmaceutical products at favorable prices and the mix of product sales between brand and generic pharmaceuticals.

         Sales and marketing expenses for the six months ended June 30, 2002 were $677,972 or 7% of sales compared to $684,724 or 9% of sales for the six months ended June 30, 2001. These expenses include the salaries and commissions of RxB's telemarketing staff, advertising and trade show expenses. Increased salaries and commissions of $134,333 were offset by a $145,629 decrease in advertising and tradeshow expenses.

         Information technology expenses were $389,865 for the six months ended June 30, 2002 compared to $692,628 for the six months ended June 30, 2001. These expenses include the salaries of information technology staff and the costs of contract programmers. The $302,763 decrease in expenses is primarily due to a $60,545 decrease in costs for contract programmers and a decrease of $260,313 in salaries. RxB did not use any contract programmers in the current period as development of major systems were completed in 2001. Salaries decreased as a result of the work force and salary reductions which took place in November 2001.

         General and administrative expenses for the six months ended June 30, 2002 were $2,709,446 compared to $2,261,914 for the six months ended June 30, 2001. The $447,532 increase is partially due to six months of expenses for FPP Distribution in the current period compared to only four months of expenses for FPP Distribution in the prior period. The increase in expenses is primarily due to increases of $249,845 in consulting fees, $178,442 in legal and accounting fees, $121,172 in rent and $76,319 in customer list amortization offset by a decrease in salaries and payroll taxes of $126,387.

         Other expenses for the six months ended June 30, 2002 were $(306,214) compared to $(221,465) for the six months ended June 30, 2001. Interest and financing expenses increased to $454,806 for the six months ended June 30, 2002 compared to $311,156 for the six months ended June 30, 2001. The $143,650 increase in interest expense is primarily due to interest and amortization of debt discount on bridge notes amounting to $139,859 in the current period, additional interest expense on the subordinated notes payable of $25,313, and amortization of deferred financing costs also increased by $23,568 compared to the prior period. These increases were offset by decreased interest on the asset-based line of credit and the debt which was converted to Series B Preferred Stock. Miscellaneous income increased to $148,592 for the six months ended June 30, 2002 compared to $89,691 for the six months ended June 30, 2001. The increase in miscellaneous income is primarily due to information technology consulting fees of $124,235 earned in the current period.

         RxB incurred a net loss for the six months ended June 30, 2002 of $(2,870,208) compared to a net loss of $(2,665,009) for the six months ended June 30, 2001. Net loss applicable to common stock for the six months ended June 30, 2002 was $(3,097,077) or $(0.93) per share compared to $(2,774,691) or
$(1.00) per share for the six months ended June 30, 2001.

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception, RxB has funded its working capital requirements primarily through the sale of common and preferred stock and through borrowings against its asset-based line of credit. At June 30, 2002, RxB had working capital of $258,313, compared to working capital deficits of $(1,146,273) and $(719,647) at December 31, 2001 and 2000, respectively. The $1,404,586 increase in working capital from December 31, 2001 to June 30, 2002 is primarily due to the net loss of $(2,870,208) offset by amounts raised in private placements and noncash expenses. The working capital decrease from December 31, 2000 to December 31, 2001 is primarily due to RxB's net loss of $(6,537,293), which was partially offset by amounts raised in private placements of equity securities. At June 30, 2002 RxB had stockholders' equity of $522,129 compared to a stockholders' deficit of $(560,186) at December 31, 2002. During the six months ended June 30, 2002, RxB raised $4,175,000 through the sale of preferred stock, including the conversion of $1,100,000 of debt and accrued expenses into preferred stock. During 2001, RxB raised $7,046,262 through the sale of its equity securities and paid $955,375 to redeem and retire shares of its preferred and common stock.

         Based on its operating plans, RxB's management believes that the proceeds from the recently completed Series B Preferred Stock placement, combined with its borrowing ability under its asset-based line of credit, will be sufficient to fund its working capital needs for the next six months. To the extent, however, that these sources of working capital are not sufficient, then RxB will seek to sell securities in one or more private transactions in order to raise working capital sufficient to conduct its operations. RxB also plans to continue to seek additional financing to pay off its subordinated notes and improve its overall financial condition. However, RxB can give no assurance that it will be able to obtain such financing on satisfactory terms. RxB's failure to obtain additional financing on satisfactory terms could require RxB to curtail its operations and could have a potential adverse impact on RxB's results of operations.

         SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements contained in RxBazaar's Plan of Operation and RxB's Management's Discussion and Analysis, including information with respect to future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by such forward-looking statements. These factors include those set forth under the heading "Risk Factors" in Post-Effective Amendment No. 4 to the Registration Statement on Form SB-2, File Number 333-39044, filed by SB Merger Corp. with the Securities and Exchange Commission.

         Important factors that could cause our actual results to differ from such forward-looking statements include the following:

         o if we continue to lose money on our operations and are unable to raise substantial additional capital on satisfactory terms, investors could lose their entire investment;
         o potential investors' perception of us as a "dot-com" company could hinder our ability to raise sufficient capital;
         o if we issued a significant number of additional shares, to raise operating funds or otherwise, we would dilute the interest of existing stockholders;
         o we have a limited operating history and therefore we may not be able to accurately forecast future results and operating losses in future periods could be greater than expected;

         o if we fail to establish the RxBazaar brand or to attract repeat customers, we may not be able to increase revenues sufficiently to fund operations;
         o intense competition in the drug distribution market may prevent us from generating margins or achieving market share necessary to operate profitably;
         o our failure to comply with costly and extensive government regulation of our business could result in significant liability;
         o if we cannot obtain a sufficient supply of products to sell, then we will not be able to successfully carry out our business plan;
         o if we incurred a material liability for which we are not adequately insured, we might be rendered insolvent and you could lose your investment;
         o because we do not have long-term purchase agreements, we must increase both our customer base and our sales to existing customers in order to operate profitably;
         o we depend on the services of our chief executive officer and our other executive officers; we may be unable to develop or protect proprietary technology sufficient to give us a competitive advantage in the drug distribution business;
         o because there is no active trading market for our stock, investors may not be able to sell their shares or achieve liquidity in their investment;
         o our preferred stock has rights superior to those of our common stock;
         o we depend in part on internet infrastructure elements outside our control, the failure of which could damage our business;
         o and, we may not be able to build our business as anticipated if the internet does not become a viable and substantial commercial medium.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 11, 2002, we filed an amended and restated certificate of incorporation, which was approved by written consent of our stockholders pursuant to Section 228 of the General Corporation Law of Delaware. The stockholders also approved, by written consent, our 2002 Stock Incentive Plan adopted by the board of directors in March 2002, pursuant to which up to 1,500,000 shares of common stock may be issued under options or stock awards. 406,000 shares of common stock were issued and outstanding and entitled to consent to the matters proposed. Of that number, 239,009 shares consented to the actions.

ITEM 5.  OTHER INFORMATION

         Our Chief Executive Officer and our Secretary-Treasurer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits:

  3.1 Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on April 11, 2002 (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2/A, File No. 333-39044, filed with the Securities and Exchange Commission on April 15, 2002, and incorporated herein by reference).

  3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2/A, File No. 333-39044, filed with the Securities and Exchange Commission on April 15, 2002, and incorporated herein by reference).

  3.3 Certificate Of Amendment Of Certificate Of Incorporation, filed with the Delaware Secretary of State on July 26, 2002 (filed as Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002, and incorporated herein by reference).

  3.4 Certificate Of Designations, Preferences And Rights Of Series A Convertible Preferred Stock (filed as Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002, and incorporated herein by reference).

  3.5 Certificate Of Designations, Preferences And Rights Of Series B Convertible Preferred Stock (filed as Exhibit 3.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002, and incorporated herein by reference).




         Reports on Form 8-K:

              On June 21, 2002, we filed a Form 8-K relating to a change in certifying accountants as a result of the merger of Feldman Sherb & Co., P.C. with Grassi & Co., P.C. On June 26, 2002, we filed an amendment to the report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                RXBAZAAR, INC.
                                Registrant


                                By: /s/ C. Robert Cusick
                                    ---------------------------------------
                                    C. Robert Cusick
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ Bruce C. Warwick
                                    ---------------------------------------
                                    Bruce C. Warwick
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

Date:  August 14, 2002

                                  EXHIBIT INDEX
                                  -------------



  3.1 Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on April 11, 2002 (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2/A, File No. 333-39044, filed with the Securities and Exchange Commission on April 15, 2002, and incorporated herein by reference).

  3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2/A, File No. 333-39044, filed with the Securities and Exchange Commission on April 15, 2002, and incorporated herein by reference).

  3.3 Certificate Of Amendment Of Certificate Of Incorporation, filed with the Delaware Secretary of State on July 26, 2002 (filed as Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002, and incorporated herein by reference).

  3.4 Certificate Of Designations, Preferences And Rights Of Series A Convertible Preferred Stock (filed as Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002, and incorporated herein by reference).

  3.5 Certificate Of Designations, Preferences And Rights Of Series B Convertible Preferred Stock (filed as Exhibit 3.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002, and incorporated herein by reference).