Form 10QSB
period 2002-09-30
RXBAZAAR INC
filed 2002-11-14
CIK 1115295

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission File Number 5-78407


                                 RXBAZAAR, INC.
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                       38-3506266
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification No.)


                            1385 Kemper Meadow Drive
                              Cincinnati, OH 45240
                    (Address of principal executive offices)

                                 (781) 449-4962
                (Issuer's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes  [X]  No  [ ]

The number of shares outstanding of the issuer's single class of common stock as of October 31, 2002 was 6,160,280.

Transitional Small Business Disclosure Format (check one)     Yes  [ ]  No  [X]
================================================================================

                                  RXBAZAAR, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2002
                                 TABLE OF CONTENTS
                                                                           PAGE
                                                                          NUMBER

Facing Page..................................................................1
Table of Contents............................................................2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets..............................3
          Condensed Consolidated Statements of Loss..........................4
          Condensed Consolidated Statements of Changes in
            Stockholders' Equity (Deficit)...................................5
          Condensed Consolidated Statements of Cash Flows....................6
          Notes to Condensed Consolidated Financial Statements...............7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................13
Item 4.   Controls and Procedures...........................................19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................19
Item 2.   Changes in Securities.............................................19
Item 4.   Submission of Matters to a Vote of Security Holders...............20
Item 5.   Other Information.................................................20
Item 6.   Exhibits and Reports on Form 8-K..................................20

SIGNATURES..................................................................22

CERTIFICATIONS..............................................................23

---------------------
(*) The financial information at December 31, 2001 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          RxBAZAAR, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                  September 30,    December 31,
                                                                      2002            2001
                                                                  ------------    ------------
Current assets:
   Cash and cash equivalents                                      $    657,796    $    176,840
   Accounts receivable - less allowance for
     doubtful accounts of $478,867 and $277,587                      3,280,332       1,651,396
   Rebates receivable                                                   73,099          93,653
   Inventory                                                         3,512,851       3,894,494
   Prepaid expenses and other current assets                           199,764          62,323
                                                                  ------------    ------------
          Total current assets                                       7,723,842       5,878,706
                                                                  ------------    ------------
Property and equipment, net                                            603,236         708,389
                                                                  ------------    ------------
Other assets:
   Deferred financing costs, net                                       221,865         329,832
   Customer lists, net of accumulated amortization
     of $671,650 and $353,500                                        1,449,333       1,767,483
   Deposits                                                             16,543          30,383
                                                                  ------------    ------------
          Total other assets                                         1,687,741       2,127,698
                                                                  ------------    ------------
                                                                  $ 10,014,819    $  8,714,793
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                                  $  2,517,302    $  3,081,373
   Accounts payable                                                  4,342,385       2,838,257
   Accrued expenses and other current liabilities                      903,072         847,667
   Preferred dividends payable                                         479,442         257,682
                                                                  ------------    ------------
          Total current liabilities                                  8,242,201       7,024,979
Subordinated notes payable                                           2,250,000       2,250,000
                                                                  ------------    ------------
          Total liabilities                                         10,492,201       9,274,979
                                                                  ------------    ------------
Stockholders' equity (deficit):
   Preferred stock, at liquidation value,
     $.001 par value, 10,000,000 shares
     authorized:
     Series A, 345,333 shares issued                                 3,700,000       3,700,000
   Common stock, $.001 par value, 75,000,000 shares
     authorized, 6,160,280 and 3,333,969 shares issued                   6,160           3,334
   Additional paid-in capital                                       10,222,966       5,886,529
   Accumulated deficit                                             (14,346,094)    (10,053,655)
   Unearned stock-based compensation                                   (60,414)        (96,394)
                                                                  ------------    ------------
          Total stockholders' deficit                                 (477,382)       (560,186)
                                                                  ------------    ------------
                                                                  $ 10,014,819    $  8,714,793
                                                                  ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          RxBAZAAR, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------
Sales, net                                      $  9,633,553    $  5,918,183    $ 18,792,675    $ 13,174,491
Cost of sales                                      8,752,927       5,161,273      16,698,760      11,221,859
                                                ------------    ------------    ------------    ------------
          Gross profit                               880,626         756,910       2,093,915       1,952,632
                                                ------------    ------------    ------------    ------------
Operating expenses:
   Sales and marketing                               430,603         342,059       1,108,575       1,026,783
   Information technology                            207,920         314,718         597,785       1,007,346
   General and administrative                      1,268,911       1,473,495       3,978,357       3,735,409
                                                ------------    ------------    ------------    ------------
          Total operating expenses                 1,907,434       2,130,272       5,684,717       5,769,538
                                                ------------    ------------    ------------    ------------
          Operating loss                          (1,026,808)     (1,373,362)     (3,590,802)     (3,816,906)
                                                ------------    ------------    ------------    ------------

Other income (expense):
   Interest and financing expense                   (146,604)       (226,268)       (601,410)       (537,424)
   Miscellaneous income (expense), net               159,109          92,039         307,701         181,730
                                                ------------    ------------    ------------    ------------
          Other income (expense), net                 12,505        (134,229)       (293,709)       (355,694)
                                                ------------    ------------    ------------    ------------
          Net loss                                (1,014,303)     (1,507,591)     (3,884,511)     (4,172,600)

Dividends on preferred stock                         181,059          74,000         407,928         183,682
                                                ------------    ------------    ------------    ------------
          Net loss applicable to common stock   $ (1,195,362)   $ (1,581,591)   $ (4,292,439)   $ (4,356,282)
                                                ============    ============    ============    ============
Net loss per share - basic                      $      (0.32)   $      (0.52)   $      (1.24)   $      (1.52)
                                                ============    ============    ============    ============
Weighted average shares outstanding                3,679,980       3,026,017       3,450,574       2,868,444
                                                ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          RxBAZAAR, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                            Common Stock         Additional                 Unearned
                                          Preferred   ------------------------    Paid-in     Accumulated  Stock-based
                                            Stock        Shares       Amount      Capital       Deficit    Compensation    Total
                                         -----------  -----------  -----------  -----------  ------------  -----------  -----------
Balance, December 31, 2000               $      --      2,667,817  $     2,668  $ 3,538,264  $ (3,258,680) $  (267,957) $    14,295
Private placement of preferred stock       4,700,000         --           --       (331,932)         --           --      4,368,068
Private placements of common stock              --        806,820          806    2,684,171          --           --      2,684,977
Purchase and retirement of preferred
  stock                                   (1,000,000)        --           --         50,000          --           --       (950,000)
Purchase and retirement of common stock         --       (150,500)        (150)      (5,225)         --           --         (5,375)
Amortization of unearned compensation           --           --           --           --            --         44,742       44,742
Forfeiture of unearned compensation             --           --           --       (106,875)         --        106,875         --
Stock options exercised                         --          5,250            5        1,870          --           --          1,875
Preferred dividends accrued                     --           --           --           --        (183,682)        --       (183,682)
Net loss                                        --           --           --           --      (4,172,600)        --     (4,172,600)
                                         -----------  -----------  -----------  -----------  ------------  -----------  -----------
Balance, September 30, 2001              $ 3,700,000    3,329,387  $     3,329  $ 5,830,273  $ (7,614,962) $  (116,340) $ 1,802,300
                                         ===========  ===========  ===========  ===========  ============  ===========  ===========

Balance, December 31, 2001               $ 3,700,000    3,333,969  $     3,334  $ 5,886,529  $(10,053,655) $   (96,394) $  (560,186)
Sale of preferred stock                    4,175,000         --           --       (160,500)         --           --      4,014,500
Conversion of preferred stock             (4,175,000)   2,087,500        2,087    4,172,913          --           --           --
Conversion of preferred dividends               --        332,805          333      185,835          --           --        186,168
Common stock issued in merger                   --        406,006          406          (45)         --           --            361
Stock options and warrants issued               --           --           --        146,250          --           --        146,250
Amortization of unearned compensation           --           --           --           --            --         27,964       27,964
Forfeiture of unearned compensation             --           --           --         (8,016)         --          8,016         --
Preferred dividends accrued                     --           --           --           --        (407,928)        --       (407,928)
Net loss                                        --           --           --           --      (3,884,511)        --     (3,884,511)
                                         -----------  -----------  -----------  -----------  ------------  -----------  -----------
Balance, September 30, 2002              $ 3,700,000    6,160,280  $     6,160  $10,222,966  $(14,346,094) $   (60,414) $  (477,382)
                                         ===========  ===========  ===========  ===========  ============  ===========  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                          RxBAZAAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        2002            2001
                                                                    ------------    ------------
Cash flows from operating activities:
   Net loss                                                         $ (3,884,511)   $ (4,172,600)
   Adjustments to reconcile net loss to net cash used for
    operating activities:
      Depreciation and amortization                                      702,428         486,929
      Amortization of unearned compensation                               27,964          44,742
      Stock options issued for services                                   82,500            --
      (Increase) decrease in operating assets:
         Accounts receivable                                          (1,628,936)        415,302
         Rebates receivable                                               20,554        (353,625)
         Inventory                                                       381,643      (3,504,380)
         Prepaid expenses and other current assets                      (137,441)        (71,730)
      Increase (decrease) in operating liabilities:
         Accounts payable                                              1,504,128      (1,081,178)
         Accrued expenses and other current liabilities                  105,405         130,720
                                                                    ------------    ------------
                        Net cash used for operating activities        (2,826,266)     (8,105,820)
                                                                    ------------    ------------
Cash flows from investing activities:
   Purchase of property and equipment                                    (52,501)       (159,551)
   Decrease in deposits                                                   13,840         117,114
   Purchase of subsidiary                                                   --        (4,002,880)
                                                                    ------------    ------------
                        Net cash used for investing activities           (38,661)     (4,045,317)
                                                                    ------------    ------------
Cash flows from financing activities:
   Increase in deferred financing costs                                     --          (365,402)
   Increase in cash overdraft                                               --           901,216
   Net change in line of credit                                           91,022       4,951,751
   Proceeds from notes payable and warrants                              375,000         250,000
   Payments on notes payable                                             (35,000)        (25,000)
   Proceeds from sale of stock                                         2,914,500       7,053,045
   Net proceeds from merger                                                  361            --
   Proceeds from stock options exercised                                    --             1,875
   Purchase and retirement of stock                                         --          (955,375)
                                                                    ------------    ------------
                        Net cash provided by financing activities      3,345,883      11,812,110
                                                                    ------------    ------------
Net change in cash and cash equivalents                                  480,956        (339,027)
Cash and cash equivalents at beginning period                            176,840         339,027
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $    657,796    $       --
                                                                    ------------    ------------
Supplemental cash flow information:
   Interest paid                                                    $    440,172    $    412,076
   Preferred dividends accrued                                           407,928         183,682
   Common stock issued for accrued dividends                             186,168            --
   Preferred stock issued for debt and accrued expenses                1,100,000            --
Additional cash flow information is included in Note 2

See accompanying notes to unaudited condensed consolidated financial statements.

                          RxBAZAAR, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and Basis of Presentation

     RxBazaar, Inc. (the "Company" or "RxBazaar"), formerly known as SB Merger Corp., was incorporated January 3, 2000 in the State of Delaware. On July 26, 2002, the Company completed its merger with RxB, Inc. RxB, Inc. ("RxB"), formerly known as RxBazaar, Inc., was incorporated on October 25, 1999 in the State of Delaware. On September 30, 2002, RxB was merged into the Company. The Company distributes brand and generic pharmaceuticals and other medical supplies. On February 23, 2001, RxB acquired a wholly-owned subsidiary, FPP Distribution, Inc. ("FPP") which was formerly known as Superior Pharmaceutical Company. FPP distributes brand and generic pharmaceuticals. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the July 26, 2002 merger, RxB's stockholders received 3,333,969 shares of common stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock of the Company. The Company is also obligated to issue to RxB's stockholders up to 1,834,653 shares of common stock upon exercise of outstanding options and warrants to purchase common stock and may become obligated to issue up to 2,363,118 additional shares of common stock, if the Company meets earnings targets in the first or second year after the merger.

     Holders of RxB's common stock and Series A Preferred Stock may become eligible to receive additional consideration in the form of additional shares of common stock if the Company meets certain performance targets. If the Company's consolidated income before taxes is

          o equal to or greater than $2,150,000 for the four fiscal quarters ending March 31, 2003, or

          o equal to or greater than $3,225,000 for the four fiscal quarters ending March 31, 2004 then for each share of common stock and Series A Preferred Stock issued in the merger, another .4286 shares of our common stock will be issued as additional consideration. Target figures will be increased by $0.10 for every additional gross dollar of equity investment above $3,000,000 raised by RxBazaar after the date of the merger agreement, or the surviving corporation after the merger. Options and warrants to purchase RxB common stock are also eligible to receive additional consideration.

     Stockholders of the Company before the merger now own approximately 7% of the outstanding shares of the Company, or approximately 5% after giving effect to the exercise of all outstanding options and warrants, or approximately 4% after giving effect to the issuance of additional shares that may become issuable to former RxB stockholders upon the achievement of certain earnings targets.

     For accounting purposes, the transaction described above is considered, in substance, a capital transaction rather than a business combination. It is equivalent to the issuance of common stock by RxB for the net assets of RxBazaar, accompanied by a recapitalization. This accounting treatment is identical to that resulting from an acquisition, except that no goodwill or other intangible asset was recorded. The historical financial statements of RxB, Inc. are the historical financial statements of the combined entity.

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

     REVERSE STOCK SPLIT AND MERGER RATIO

     On January 31, 2002 RxB's stockholders approved a 1-for-5 reverse stock split of the common shares. On July 26, 2002, in connection with the merger agreement with RxBazaar, RxB's stockholders approved a merger ratio in which 0.7 shares of RxBazaar common stock were issued for each share of RxB's common stock. All common stock information presented herein has been retroactively adjusted to reflect the 1-for-5 reverse stock split and the 0.7-for-1 merger ratio.

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

2.   ACQUISITION OF FPP DISTRIBUTION, INC.

     On February 23, 2001, pursuant to an agreement with Able Laboratories, Inc. ("Able"), RxB acquired FPP. RxB made a cash payment of $4,000,000 to Able and also assumed Able's existing 13.5% senior subordinated debt in the amount of $2,250,000. Able remained liable for the subordinated debt as a guarantor. On June 14, 2002, Able purchased the senior subordinated debt eliminating Able's guaranty and making Able the holder of the debt. While FPP and Able are considered related parties, the purchase price and terms of the merger were determined in arms-length negotiations between the parties, based on a fairness opinion obtained from an independent appraiser.

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

     Unaudited pro forma consolidated operating results for the Company, assuming the acquisition of FPP had been made as of the beginning of 2001 are as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                             2001
                                                       -----------------
          Sales, net                                     $ 16,244,966
                                                         ============
          Net loss                                       $ (4,682,003)
                                                         ============
          Net loss per share - basic                     $      (1.70)
                                                         ============

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                    September 30,   December 31,
                                                        2002           2001
                                                    -----------     -----------
Computer hardware and software                      $   699,647     $   666,633
Furniture, fixtures and equipment                       280,850         261,363
Leasehold improvements                                   28,713          28,713
                                                    -----------     -----------
                                                      1,009,210         956,709
Less accumulated depreciation and amortization         (405,974)       (248,320)
                                                    -----------     -----------
                                                    $   603,236     $   708,389
                                                    ===========     ===========

4.   NOTES PAYABLE

     Notes payable consist of the following:

                                             September 30,  December 31,
                                                 2002           2001
                                             ------------   ------------
     Notes payable, officers and directors   $     40,000   $    200,000
     Notes payable, computer equipment               --          225,000
     Line-of-credit                             2,477,302      2,386,280
     Subordinated notes payable                 2,250,000      2,250,000
     Bridge notes payable                            --          270,093
                                             ------------   ------------
                 Total                          4,767,302      5,331,373

     Less current portion                       2,517,302      3,081,373
                                             ------------   ------------
                 Long-term debt              $  2,250,000   $  2,250,000
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

     LINE-OF-CREDIT

     On February 23, 2001, the Company and FPP entered into an asset-based line-of-credit agreement with a lender for $12,500,000 secured by a lien on substantially all assets. Borrowings under the line are based on eligible accounts receivable and inventory and have been classified as a current liability. The line bears interest at prime plus 1% (5.75% at September 30, 2002) and matures on February 23, 2004. At September 30, 2002 the Company was in default of certain loan covenants.

     SUBORDINATED NOTES PAYABLE

     On February 23, 2001, in connection with the acquisition of FPP, the Company assumed senior subordinated notes payable totaling $2,250,000 and bearing interest at 13.5% per annum payable monthly. The notes mature on June 17, 2004. The notes payable are secured by a second lien on substantially all assets, were guaranteed by Able and are subject to an inter-creditor agreement with the Company's asset-based lender. On June 14, 2002, Able purchased the debt. Able has the option to convert the debt into common stock of the Company at the current market value of the common stock. Able has agreed that it will not convert the notes if such conversion would result in Able owning more than 4.9% of the Company's issued and outstanding common stock. The Company is current with its payments on these notes but is in default of certain loan covenants. The Company is prohibited from making any principal payments on the notes without the approval of the asset-based lender and Able has subordinated its rights with respect to defaults to the asset-based lender pursuant to the terms of the inter-creditor agreement. Accordingly, the Company has classified the balance due as non-current. Management intends to refinance this debt with long-term financing in 2002.

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

5.   PREFERRED STOCK

     SERIES A

     On July 26, 2002, the holder of the Series A Preferred Stock, Able, received 345,333 shares of RxBazaar, Inc. Series A Preferred Stock in the merger. Each share of Series A Preferred Stock is convertible to one share of common stock and has a stated dividend of 8%. In September 2002, the Company issued 239,841 shares of common stock to Able in payment of $479,682 in accrued dividends. Able is entitled to receive additional shares of common stock, if Able receives less than $479,682 in proceeds on the sale of the 239,841 dividend shares. After Able receives $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to the Company. As a result of the indeterminate number of shares to be issued, the Company has recorded the issuance of the 239,841 shares at their par value of $240 and has a remaining dividend payable of $479,442 as of September 30, 2002. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock in exchange for the Company agreeing to register for resale the dividend shares, 238,000 shares of common stock held by Able and the common stock issuable on conversion of the Series A Preferred Stock. The registration statement for these shares was declared effective on September 30, 2002. Able has also agreed that it will not convert any convertible securities, if such conversion would result in Able owning more than 4.9% of the issued and outstanding common stock of the Company.

     SERIES B

     In March 2002, the Company commenced an offering of its Series B Preferred Stock at $2.00 per share. The Company received gross proceeds of $4,175,000. Each share of Series B Preferred Stock is convertible to one share of common stock and has a stated dividend of 10%. The gross proceeds include conversion of $1,050,000 of notes payable and $50,000 of accrued expenses. Commissions and expenses in connection with the placement were approximately $160,500. On July 26, 2002, the holders of the Series B Preferred Stock received 2,087,500 shares of RxBazaar, Inc. Series B Preferred Stock in the merger. On September 30, 2002, the Series B Preferred Stock was converted into 2,087,500 shares of common stock and the Company issued 92,964 shares of common stock in payment of $185,928 of accrued dividends on the Series B Preferred Stock. The 2,180,464 shares of common stock were registered for resale on September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     We distribute brand and generic pharmaceutical and medical products, through both our on-line market and through traditional distribution activities such as:

     o direct sales, conducted by a staff of direct sales telemarketing employees who actively call and market to independent pharmacists, nursing homes and small regional chains; and

     o corporate and government sales, marketing to group purchasing organizations, pharmacy chains and federal, state and local government agencies.

     During our first six months, we focused our efforts on hiring key personnel, establishing relationships with customers and vendors, and developing our technological and operational infrastructure. We launched our www.rxbazaar.com website, and commenced sales, in April 2000. Our initial operations were funded through loans from officers and directors and private placements of common stock. We also arranged for FPP Distribution, Inc., then known as Superior Pharmaceutical Company, to act as our fulfillment center for all of our sales. FPP Distribution was a wholly-owned subsidiary of Able Laboratories, Inc. In October 2000, RxB agreed to acquire FPP Distribution from Able. We raised the necessary funds to acquire FPP Distribution by selling our Series A Preferred Stock to investors in a private placement. We purchased FPP Distribution on February 23, 2001 for $4,000,000 in cash and the assumption of $2,250,000 in subordinated debt. At the same time, we entered into a $12,500,000 line of credit, secured by all of our assets. On completion of the FPP Distribution acquisition, we lacked sufficient working capital to operate our business. We continued to seek additional financing throughout 2001. In November 2001, we reduced our work force by 18 employees and reduced the salaries of other employees.

     On February 1, 2002, RxB, Inc., formerly known as RxBazaar, Inc., entered into an agreement to merge with a wholly-owned subsidiary of RxBazaar, Inc., formerly known as SB Merger Corp. Because we lacked sufficient working capital as of the date of the merger agreement, the merger agreement required us to raise a minimum of $3 million in additional equity after January 1, 2002. The purpose of this requirement was to ensure that we would have a reasonable amount of working capital after the merger. To meet this requirement, we sold $4,175,000 of Series B Preferred Stock, for cash and in consideration of conversion of outstanding notes payable and accrued expenses.

     On July 26, 2002, RxB completed its merger with a wholly-owned subsidiary of SB Merger Corp. In the merger, SB Merger Corp. issued approximately 3,333,969 shares of common stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock to RxB's stockholders. The surviving parent company, now known as RxBazaar, Inc., is also obligated to issue up to 1,834,653 shares of common stock upon exercise of outstanding options and warrants to purchase common stock that it assumed in the merger and it may become obligated to issue up to 2,363,118 additional shares of common stock, if the surviving company meets earnings targets in the first or second year after the merger.

     Stockholders of RxB before the merger now own approximately 93% of the outstanding shares of SB Merger, or approximately 95% after giving effect to the exercise of all outstanding options and warrants, or approximately 96% after giving effect to the issuance of additional shares that may become issuable to former RxB stockholders upon the achievement of certain earnings targets by the merged company. After the merger, SB Merger changed its name to RxBazaar, Inc. and RxBazaar, Inc. changed its name to RxB, Inc. On September 30, 2002, RxB was merged into RxBazaar.

     The business combination was a "reverse merger," so termed because immediately after the merger, stockholders of the former RxBazaar held approximately 93% of the outstanding shares of RxBazaar, Inc., formerly known as SB Merger Corp. For that reason, the financial and other information in this Form 10-QSB is presented for the operations of the former RxBazaar, Inc. since its inception in October 1999. Also, because the merger was accounted for as an acquisition of SB Merger by the former RxBazaar and a recapitalization of the former RxBazaar, our financial statements for periods ending after the date of the merger will consist of the historical financial statements of the former RxBazaar, Inc.

     CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 1 to RxB's consolidated financial statements included in Post-Effective Amendment No. 4 to the Registration Statement on Form SB-2, File Number 333-39044, filed by SB Merger Corp. with the Securities and Exchange Commission. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based on management's historical experience, the terms of existing agreements, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies including inventory valuation, revenue recognition and accounts receivable allowances, software development costs and impairment of long-lived assets are each discussed in more detail in Post-Effective Amendment No. 4 to the Registration Statement on Form SB-2, File Number 333-39044, filed by SB Merger Corp. with the Securities and Exchange Commission.

     RESULTS OF OPERATIONS

     EVENTS AFFECTING REVENUES AND RESULTS OF OPERATIONS

     Our revenues and results of operations have been significantly affected, and are likely to continue to be affected, by a shortage of working capital. We need working capital to buy inventory, since our business depends on having a sufficient amount of enough different products to attract customers and generate sales. The sale of $4,175,000 of Series B Preferred Stock in the second quarter of 2002 has significantly improved our working capital. With the additional working capital generated by our sale of Series B Preferred Stock, we were able to increase our inventory purchases and we were able to attract additional potential sellers of products to post items for sale on the rxbazaar.com website. As of April 1, 2002, we had 693 different products posted for sale on our website, with a total listed sales value of $4.7 million. Following completion of our private placement of Series B Preferred Stock, as of September 30, 2002, we had improved the breadth of product offerings posted on the website to a total of 7,407 different items with a total listed value of $367 million. Management believes that the increase in items posted for sale is an indication of continued and growing interest in our online marketplace among potential sellers, and makes the site more attractive to buyers. The increase in items posted for sale, however, does not have any effect on our financial condition or results of operations. Unless we are able to attract additional buyers to our website and increase sales, we will not be able to operate profitably.

     At December 31, 2001 our auditors expressed doubt about our ability to continue as a going concern. Management plans to address this issue by raising additional working capital through one or more private offerings of our securities to strengthen our financial condition and support our growth. If we are able to generate sufficient working capital by selling our securities, then management hopes to conduct operations on a profitable basis and to generate additional working capital for operations. However, we can give no assurance that we will be able to raise the necessary capital to sustain our operations or ever operate profitably.

     THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Net sales for the three months ended September 30, 2002 were $9,633,553 compared to $5,918,183 for the three months ended September 30, 2001. The $3,715,370 or 62.8% increase is due to our increase in working capital, which resulted in an improvement in our ability to adequately stock our warehouse and our growing internet sales. Our internet sales were $5,374,938 or 55.8% of net sales for the three months ended September 30, 2002 compared to $1,274,823 or 21.5% of net sales for the three months ended September 30, 2001. In addition, there were $740,537 in sales of products purchased from FPP Distribution's former parent, Able, in the third quarter of 2002. In the third quarter of 2001, we sold $2,194,884 of products purchased from Able.

     Cost of sales for the three months ended September 30, 2002 was $8,752,927 or 90.9% of net sales, compared to $5,161,273 or 87.2% of net sales for the three months ended September 30, 2001. The decrease in the gross profit margin is a result of the product mix for the quarter. In 2002 we sold significantly more brand pharmaceuticals which have lower gross margins. These sales helped increase our customer base and attracted buyers to our internet site. Our margins are affected by our ability to buy pharmaceutical products at favorable prices and the mix of products between brand and generic pharmaceuticals.

     Sales and marketing expenses for the three months ended September 30, 2002 were $430,603 or 4.5% of sales compared to $342,059 or 5.8% of sales for the three months ended September 30, 2001. These expenses include the salaries and commissions of our telemarketing staff, advertising and trade show expenses. The $88,544 increase in expenses is primarily due to an $87,871 increase in salaries and commissions resulting from our 62.8% increase in sales.

     Information technology expenses were $207,920 for the three months ended September 30, 2002 compared to $314,718 for the three months ended September 30, 2001. These expenses include the salaries of information technology staff and the costs of contract programmers. The $106,798 decrease in expenses is primarily due to a decrease of $108,570 in salaries. Salaries decreased as a result of the work force and salary reductions which took place in November 2001.

     General and administrative expenses for the three months ended September 30, 2002 were $1,268,911 compared to $1,473,495 for the three months ended September 30, 2001. The $204,584 decrease in expenses is primarily due to a decrease of $161,675 in salaries and benefits and minor decreases in other areas.

     Other income (expense) for the three months ended September 30, 2002 was $12,505 compared to $(134,229) for the three months ended September 30, 2001. Interest and financing expenses decreased to $146,604 for the three months ended September 30, 2002 compared to $226,268 for the three months ended September 30, 2001. The $79,664 decrease in interest expense is primarily due to decreased interest on the asset-based line of credit and the debt which was converted to Series B Preferred Stock during the 2002 second quarter. Miscellaneous income increased to $159,109 for the three months ended September 30, 2002 compared to $92,039 for the three months ended September 30, 2001.

The increase in miscellaneous income is primarily due to information technology consulting fees of $113,929 earned in the current period.

     We incurred a net loss for the three months ended September 30, 2002 of $(1,014,303) compared to a net loss of $(1,507,591) for the three months ended September 30, 2001. Net loss applicable to common stock for the three months ended September 30, 2002 was $(1,195,362) or $(0.32) per share compared to $(1,581,591) or $(0.52) per share for the three months ended September 30, 2001.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Net sales for the nine months ended September 30, 2002 were $18,792,675 compared to $13,174,491 for the nine months ended September 30, 2001. The $5,618,184 or 42.6% increase is due to our acquisition of FPP Distribution on February 23, 2001 and our growing internet sales. The current period includes nine months of sales from FPP Distribution compared to only seven months of sales from FPP in the prior period. Our internet sales were $8,320,635 or 44.3% of net sales for the nine months ended September 30, 2002 compared to $3,707,611 or 28.1% of net sales for the nine months ended September 30, 2001. In addition, for the nine months ended September 30, 2002, there were $740,537 in sales of products purchased from FPP Distribution's former parent, Able, compared to $4,001,078 in sales for the nine months ended September 30, 2001. Sales growth in 2002 was impeded by our lack of working capital, which resulted in an inability to secure credit from vendors and an inability to adequately stock our warehouse during the first four months of 2002. Our sales increased in the third quarter of 2002 as a result of our sale of Series B Preferred Stock and its corresponding effect on both internet postings and a strengthening of our creditworthiness.

     Cost of sales for the nine months ended September 30, 2002 was $16,698,760 or 88.9% of net sales, compared to $11,221,859 or 85.2% of net sales for the nine months ended September 30, 2001. The decrease in the gross profit margin is a result of the sale of brand pharmaceuticals in the second and third quarters of 2002 which have a much lower gross profit margin. Our margins are affected by our ability to buy pharmaceutical products at favorable prices and the mix of product sales between brand and generic pharmaceuticals.

     Sales and marketing expenses for the nine months ended September 30, 2002 were $1,108,575 or 5.9% of sales compared to $1,026,783 or 7.8% of sales for the nine months ended September 30, 2001. These expenses include the salaries and commissions of our telemarketing staff, advertising and trade show expenses. Increased salaries and commissions of $222,206 were offset by a $158,048 decrease in advertising and tradeshow expenses.

     Information technology expenses were $597,785 for the nine months ended September 30, 2002 compared to $1,007,346 for the nine months ended September 30, 2001. These expenses include the salaries of information technology staff and the costs of contract programmers. The $409,561 decrease in expenses is primarily due to a $82,505 decrease in costs for contract programmers and a decrease of $368,883 in salaries. We did not use any contract programmers in the current period as development of major systems were completed in 2001. Salaries decreased as a result of the work force and salary reductions which took place in November 2001.

     General and administrative expenses for the nine months ended September 30, 2002 were $3,978,357 compared to $3,735,409 for the nine months ended September 30, 2001. The $242,948 increase is partially due to nine months of expenses for FPP Distribution in the current period compared to only seven months of expenses for FPP Distribution in the prior period. The increase in expenses is primarily due to increases of $239,258 in consulting fees, $226,332 in legal fees, $61,676 in rent and $76,319 in customer list amortization offset by a decrease in salaries and payroll taxes of $269,319.

     Other expenses for the nine months ended September 30, 2002 were $(293,709) compared to $(355,694) for the nine months ended September 30, 2001. Interest and financing expenses increased to $601,410 for the nine months ended September 30, 2002 compared to $537,424 for the nine months ended September 30, 2001. The $63,986 increase in interest expense is primarily due to interest and amortization of debt discount on bridge notes amounting to $139,859 in the current period, additional interest expense on the subordinated notes payable of $25,313, and amortization of deferred financing costs also increased by $23,568 compared to the prior period. These increases were offset by decreased interest on the asset-based line of credit and the debt which was converted to Series B Preferred Stock. Miscellaneous income increased to $307,701 for the nine months ended September 30, 2002 compared to $181,730 for the nine months ended September 30, 2001. The increase in miscellaneous income is primarily due to information technology consulting fees of $238,164 earned in the current period.

     We incurred a net loss for the nine months ended September 30, 2002 of $(3,884,511) compared to a net loss of $(4,172,600) for the nine months ended September 30, 2001. Net loss applicable to common stock for the nine months ended September 30, 2002 was $(4,292,439) or $(1.24) per share compared to $(4,356,282) or $(1.52) per share for the nine months ended September 30, 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our working capital requirements primarily through the sale of common and preferred stock and through borrowings against our asset-based line of credit. At September 30, 2002, we had a working capital deficit of $(518,359), compared to working capital deficits of $(1,146,273) and $(719,647) at December 31, 2001 and 2000, respectively. The $627,914 increase in working capital from December 31, 2001 to September 30, 2002 is primarily due to the net loss of $(3,884,511) being offset by amounts raised in private placements and noncash expenses. The working capital decrease from December 31, 2000 to December 31, 2001 is primarily due to our net loss of $(6,537,293), which was partially offset by amounts raised in private placements of equity securities. At September 30, 2002 we had a stockholders' deficit of $(477,382) compared to a stockholders' deficit of $(560,186) at December 31, 2001. During the nine months ended September 30, 2002, we raised $4,175,000 through the sale of preferred stock, including the conversion of $1,100,000 of debt and accrued expenses into preferred stock. During 2001, we raised $7,046,262 through the sale of our equity securities and paid $955,375 to redeem and retire shares of our preferred and common stock.

     In September 2002, we issued 239,841 shares of common stock to Able Laboratories in payment of $479,682 in accrued dividends on our Series A Preferred Stock. We agreed to issue Able additional shares of common stock if Able receives less than $479,682 in proceeds from the sale of these shares and Able agreed to return any unsold shares after Able receives proceeds totaling $479,682. As a result of the indeterminate number of shares to be issued, the Company has recorded the issuance of the 239,841 shares at their par value of $240 and has a remaining dividend payable of $479,442 as of September 30, 2002. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock. In addition, we issued 92,964 shares of common stock in payment of $185,928 of accrued dividends on our Series B Preferred Stock on September 30, 2002. The Series B Preferred Stock was converted to common stock on September 30, 2002. As a result of Able's waiving its rights to future dividends on the Series A Preferred Stock and the conversion of the Series B Preferred Stock into common stock, the Company has no obligation to pay cash dividends on preferred stock after September 30, 2002.

     Based on our operating plans, management believes that the proceeds from the recently completed Series B Preferred Stock placement, combined with our borrowing ability under our asset-based line of credit, will be sufficient to fund our working capital needs for the next six months. To the extent, however, that these sources of working capital are not sufficient, then we will seek to sell securities in one or more private transactions in order to raise working capital sufficient to conduct our operations. We also plan to continue to seek additional financing to pay off our subordinated notes and improve our overall financial condition. However, we can give no assurance that we will be able to obtain such financing on satisfactory terms. Our failure to obtain additional financing on satisfactory terms could require us to curtail our operations and could have a potential adverse impact on our results of operations.

     SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in our Management's Discussion and Analysis, including information with respect to future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by such forward-looking statements. These factors include those set forth under the heading "Risk Factors" in Post-Effective Amendment No. 4 to the Registration Statement on Form SB-2, File Number 333-39044, filed by SB Merger Corp. with the Securities and Exchange Commission.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. Our disclosure controls and procedures are controls and other procedures we designed to help us record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. C. Robert Cusick, our Chief Executive Officer, and Bruce Warwick, our Secretary-Treasurer, supervised and participated in this evaluation. Based on this evaluation, the evaluating officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

     (b) Internal controls. Since the date of the evaluation described above, we have not made any significant changes in our internal controls relating to accounting and financial reporting or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We may become involved in legal proceedings from time to time incidental to our normal business activities. We are not currently a party to any legal proceedings.

Item 2.        Changes in Securities

     a. Not applicable

     b. ISSUANCE OF PREFERRED STOCK. On July 24, 2002, in connection with the merger with RxBazaar, Inc., we adopted the Certificate of Designations of Series A Preferred Stock and the Certificate of Designations of Series B Preferred Stock. On July 26, 2002, we issued 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock in the merger. The Series A Preferred Stock and Series B Preferred Stock are entitled to preferential treatment upon liquidation as well as certain other preferences. The Series B Preferred Stock, along with dividends accrued thereon, was converted into Common Stock on September 30, 2002.

     C. SALES OF UNREGISTERED SECURITIES. In the three months ended September 30, 2002, we sold the following securities in reliance on one or more exemptions from registration under the Securities Act, including the exemptions under
Section 4(2) thereof and Rule 506 promulgated thereunder:

     On July 26, 2002, we completed the merger of RxBazaar, a distributor of pharmaceutical products, with and into our wholly-owned subsidiary. We issued 3,333,969 shares of common stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock.

     On September 10, 2002, we issued 239,841 shares of common stock to Able Laboratories in payment of $479,682 in accrued dividends on our Series A Preferred Stock. We agreed to issue Able additional shares of common stock if Able receives less than $479,682 in proceeds from the sale of these shares and Able agreed to return any unsold shares after Able receives proceeds totaling $479,682.

     On September 30, 2002, we issued 2,087,500 shares of common stock upon conversion of all of the outstanding shares of Series B Preferred Stock, and also issued 92,964 shares of common stock in payment of accrued dividends on the Series B Preferred Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 26, 2002, we held a special meeting of stockholders. The two substantive items on the agenda were (i) a proposal to approve the merger of SB Merger and RxBazaar and the issuance of shares of common stock and preferred stock to the RxBazaar stockholders in the merger; and (ii) a proposal to amend our certificate of incorporation to change our corporate name to "RxBazaar, Inc." As of the record date for the meeting, there were issued and outstanding 406,000 shares of common stock issued and outstanding and eligible to vote. The vote was as follows:

     Proposal to approve and adopt the merger agreement and approve the issuance of shares pursuant to the merger agreement.

     FOR                     AGAINST                 ABSTAIN

     379,862                 0                       160

     Proposal to approve an amendment to the certificate of incorporation to change the corporate name to "RxBazaar, Inc."

     FOR                     AGAINST                 ABSTAIN

     379,862                 0                       160

ITEM 5. OTHER INFORMATION

     Our Chief Executive Officer and our Secretary-Treasurer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

     10.1 Agreement With Able Laboratories, Inc. dated September 9, 2002 (filed as Exhibit 10.38 to Registration Statement on Form SB-2, File No. 333-99403, and incorporated herein by reference.)

     Reports on Form 8-K:

     On August 9, 2002, we filed a Form 8-K relating to the completion of the merger between SB Merger Corp. and RxBazaar, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RXBAZAAR, INC.
                                Registrant


                                By:  /s/ C. Robert Cusick
                                    --------------------------------------
                                    C. Robert Cusick
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                By:  /s/ Bruce C. Warwick
                                    --------------------------------------
                                    Bruce C. Warwick
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)


Date:  November 14, 2002

CERTIFICATIONS

I, C. Robert Cusick, Chairman and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of RxBazaar, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

                                          /s/ C. Robert Cusick
                                         -------------------------------------
                                         C. Robert Cusick
                                         Chairman and Chief Executive Officer

I, Bruce C. Warwick, Secretary and Treasurer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of RxBazaar, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

                                                 /s/ Bruce C. Warwick
                                                ------------------------------
                                                Bruce C. Warwick
                                                Secretary and Treasurer

                                  EXHIBIT INDEX


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

10.1 Agreement With Able Laboratories, Inc. dated September 9, 2002 (filed as
     Exhibit 10.38 to Registration Statement on Form SB-2, File No. 333-99403, and incorporated herein by reference).