Form 10KSB
period 2002-12-31
RXBAZAAR INC
filed 2003-03-31
CIK 1115295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark one)
               X    Annual Report Pursuant to Section 13 or 15(d) of the
              ---   Securities Exchange Act of 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                    Transition Report Pursuant to Section 13 or 15(d) of the
              ---   Securities Exchange Act of 1934

                         Commission File Number: 5-78407
                                                 -------
                                 RXBAZAAR, INC.
                 (Name of Small Business Issuer in its charter)

           Delaware                                              38-3506266
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                 1385 Kemper Meadow Drive, Cincinnati, OH 45240
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (781) 449-4962
                                               --------------

      Securities to be registered under Section 12(b) of the Exchange Act:
                                      None

      Securities to be registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed under
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Revenues for the fiscal year ended December 31, 2002: $30,427,928

     The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of February 28, 2003:
$7,016,660.

     The number of shares outstanding of Registrant's Common Stock, $ .001 par value, outstanding on December 31, 2002: 6,160,280 shares.


================================================================================

                    Documents Incorporated by Reference: None
           Transitional Small Business Disclosure Format: Yes    No X
                                                             ---   ---

                                      INDEX


                                                                        Page No.
                                                                        --------

Facing Page                                                                  1
Table of Contents                                                            2

PART I
Item 1.   Description of Business                                            3
Item 2.   Description of Properties                                         11
Item 3.   Legal Proceedings                                                 12
Item 4    Submission of Matters to a Vote of Security Holders               12

PART II
Item 5.   Market for Common Equity and Related Stockholder Matters          12
Item 6.   Management's Discussion and Analysis of Financial Condition
          or Plan of Operations                                             12
Item 7.   Financial Statements                                              18
Item 8.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          19

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 (a) of the Exchange Act.               19
Item 10.  Executive Compensation                                            21
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   26
Item 12.  Certain Relationships and Related Transactions                    28
Item 13.  Exhibits and Reports on Form 8-K                                  29
Item 14.  Controls and Procedures                                           33


SIGNATURES                                                                  34

CERTIFICATIONS                                                              35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     RxBazaar, Inc. ("we" or the "Company") is a distributor of brand and generic pharmaceutical and medical products, as well as other related products aimed at our target market of independent pharmacies. We sell our products to distributors, wholesalers, pharmacies and other customers and organizations licensed to purchase pharmaceutical products. On February 23, 2001, we acquired FPP Distribution, Inc. (formerly known as Superior Pharmaceutical Company). We conduct business in all fifty U.S. states as well as Puerto Rico.

     We conduct our business not only through traditional distribution channels, such as telemarketing through our call center, but also through the anonymous on-line marketplace that we operate at our website, www.rxbazaar.com. We developed and wrote the website internally, and completed development in April 2000. RxBazaar.com is aimed at creating an anonymous on-line marketplace for the buying and selling of branded and generic pharmaceutical and medical products, with the target buyers being independent pharmacies. We believe that we have developed an innovative approach to this target market, based on the following elements:

     o We bring purchasing opportunities, both on- and off-line, closer to the local pharmacy. We enable independent pharmacies to access products at reduced costs that were previously unavailable to them.

     o We enable drug manufacturers, distributors, wholesalers, pharmacists and others to buy and sell products on-line efficiently and on a confidential basis. We enable wholesalers to increase sales and manage inventory, expanding their channels of distribution beyond traditional boundaries, and we can also help our customers achieve improved margins by eliminating multiple intermediaries when we act as the single intermediary between, but not limited to, manufacturers, drug wholesalers and independent pharmacies.

     o Because we allow multiple manufacturers, wholesalers and other qualified sellers to post products for sale on a confidential basis, we have the capacity to offer our customers a broad range of products.

     o We sell inventory for our own account, which generally results in higher margins than we realize for our services as an intermediary.

     Our goal is to enable our target market of independent and small-chain pharmacies access to the alternate source market for pharmaceutical products, where such pharmacies may be able to obtain products at prices lower than those available through traditional channels. We believe that until we introduced our on-line marketplace, our target market of independent pharmacies had relatively little access to discounts available to buyers in the alternate source market. The independent pharmacies that make up our target market account for the purchase of approximately $53 billion of pharmaceutical products annually.

     History

     During our first six months after formation, we focused our efforts on hiring key personnel, establishing relationships with customers and vendors, and developing our technological and operational infrastructure. We launched our www.rxbazaar.com website, and commenced sales, in April 2000. Our initial operations were funded through loans from officers and directors and private placements of common stock. We also arranged for FPP Distribution, Inc., then known as Superior Pharmaceutical Company, to act as our fulfillment center for all of our sales. FPP Distribution was a wholly-owned subsidiary of Able Laboratories, Inc. ("Able"). In October 2000, we agreed to acquire FPP Distribution from Able. We raised the necessary funds to acquire FPP Distribution by selling Series A Preferred Stock to investors in a private placement. We purchased FPP Distribution on February 23, 2001 for $4,000,000 in cash and the assumption of $2,250,000 in subordinated debt. At the same time, we entered into a $12,500,000 line of credit, secured by all of our assets. On completion of the FPP Distribution acquisition, we lacked sufficient working capital to operate our business. We continued to seek additional financing throughout 2001. In November 2001, we reduced our work force by 18 employees and reduced the salaries of other employees.

     Merger Transaction With SB Merger Corp.

     SB Merger Corp. was incorporated in Delaware on January 3, 2000. Other than issuing shares to its stockholders, it did not engage in any operational activities; rather, it was a "blank check" company the sole purpose of which was to locate and consummate a merger or acquisition with a private entity. In May 2001, SB Merger completed an initial public offering of 125,000 shares of its common stock at a price of $1.00 per share.

     SB Merger and its wholly-owned subsidiary entered into a merger agreement with RxBazaar, Inc. on February 1, 2002, and completed the transaction on July 26, 2002. Because of our lack of sufficient working capital as of the date of the merger agreement, the merger agreement required us to raise a minimum of $3 million in additional equity after January 1, 2002. This requirement was to ensure that the surviving company would have a reasonable amount of working capital after the merger. To meet this requirement, we sold $4,175,000 of Series B Preferred Stock, for cash and in consideration of conversion of outstanding notes payable and accrued expenses. In the merger, SB Merger issued or became obligated to issue to the former holders of RxBazaar approximately:

     o 3,333,969 shares of Common Stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock;

     o obligated to issue up to 1,834,653 shares of Common Stock issuable upon exercise of outstanding options and warrants to purchase Common Stock; and

     o obligated to issue up to 2,363,118 additional shares of Common Stock, if the merged company meets earnings targets in the first or second year after the merger as described in the merger agreement.

     In connection with the merger, SB Merger adopted the name "RxBazaar, Inc." and all of the officers and directors of RxBazaar prior to the merger became officers and directors of the newly-named RxBazaar, Inc.

     The business combination was a "reverse merger," so termed because immediately after the merger, stockholders of the former RxBazaar held approximately 93% of the outstanding shares of RxBazaar, Inc., formerly known as SB Merger Corp. For that reason, except where specifically noted, the financial and other information in this report is presented for the operations of the former RxBazaar, Inc. since its inception in October 1999. Also, because the merger was accounted for as an acquisition of SB Merger by RxBazaar and a recapitalization of RxBazaar, our financial statements for periods ending after the date of the merger consist of the historical financial statements of the former RxBazaar, Inc.

THE DRUG DISTRIBUTION INDUSTRY TODAY -- SHORTCOMINGS OF TRADITIONAL CHANNELS OF DISTRIBUTION AND RXBAZAAR'S SOLUTION

     Pharmaceutical Distribution in the U.S.

     We compete in a pharmaceutical distribution market of over $100 billion. The sector is maintaining strong industry growth that directly correlates to the rapidly expanding U.S. pharmaceutical market that recorded over $120 billion in sales in 2000 and over $164 billion in 2001, and that is expected to exceed $188 billion in 2002. Underlying this growth is a crucial demographic: the average age of people in the industrialized world is rising, resulting in increased drug consumption. During the first quarter of 2001, total prescriptions written in the U.S. rose 11%. Total prescriptions written for 2002 reached approximately
3.13 billion, an increase from the 3 billion written in 2001. Many manufacturers of pharmaceuticals and related healthcare products utilize wholesale distributors to deliver their products to the marketplace. We provide both traditional and progressive distribution channels for these products.

     The United States is the world's largest pharmaceutical market. According to the National Institute for Health Care Management Foundation, prescription drug spending rose 40% from 1998 to 2000. The U.S. government has predicted that spending on prescription drugs will increase by 12% annually, on average, during the coming decade.

     The Role of Independent Pharmacies

     According to a recent survey conducted by the National Community Pharmacists Association, a trade group, independent pharmacies are in the midst of an economic resurgence. In 2001 and 2002, independent pharmacies as a whole experienced record years in sales. The number of independent pharmacies increased by approximately 200, to nearly 25,000 nationwide. Independent pharmacies posted a record 16.7% increase in sales for 2001, with $58 billion industry-wide in total sales, an average of $2.3 million per store. Approximately 83% of this revenue was attributable to the sale of prescription drugs. While gross margins continued to decline as a percentage of total sales in 2001, they increased by 13.3% in absolute dollars, to $535,052 per store, the highest ever recorded. The National Community Pharmacists Association estimated that in 2002 the independent pharmacy marketplace reached $60 billion, with $53 billion recorded in prescription sales and average prescription sales of $2.15 million per store.

     Multi-Tiered Pricing

     A distinctive feature of the drug distribution industry is that manufacturers charge different prices to different purchasers. Over the past 25 years, the pharmaceutical distribution industry has been characterized by an ever more complex set of pricing practices. These pricing practices are primarily the result of the varying market power held by different purchasers and because of government reimbursement programs. Drug manufacturers sell their products to several classes of purchasers, including:

     o    federal health care agencies and entities;
     o    hospitals;
     o    nursing homes;
     o    drug store chains;
     o    health maintenance organizations;
     o insurers and pharmacy benefit managers, companies that administer the prescription drug portion of a health benefit plan for insurers and managed care organizations; and
     o    wholesale distributors that sell to pharmacies and others.

     Because of this complex pricing system, a single drug product may be available in the market at many different prices, depending on the category of purchaser. The variables that affect the price for a particular class of purchaser include:

     o federal law entitling certain agencies and public entities to discounts;
     o whether a purchaser or a group of purchasers can negotiate directly with the manufacturer;
     o whether a purchaser can positively affect the manufacturer's revenue and market share.

     For example, certain federal agencies and governmental purchasers are entitled to discounts as a matter of law. Also, drug manufacturers typically offer lower prices to hospitals and health maintenance organizations, or to the pharmacy benefit managers or group purchasing organizations acting on their behalf, because those entities are able to negotiate directly with the manufacturer and can increase the use of a manufacturer's product. Other businesses, such as independent pharmacies, are not typically able to negotiate significant discounts. Independent pharmacies do not negotiate directly with manufacturers, and cannot control the drug prescribed by the physicians. Also, the Medicaid reimbursement program, under which state Medicaid programs reimburse beneficiaries for the cost of certain drugs, may act as an impediment to manufacturers' offering discounts on certain drugs. Under the Medicaid program, a manufacturer must offer a 15.1% discount in the form of a rebate to the state Medicaid program, or must offer the Medicaid program the best price it offers to other non-government purchasers. Therefore, manufacturers could be reluctant to offer discounts on certain drugs to non-government purchasers such as independent pharmacies.

     Another characteristic of the drug distribution business is that manufacturers may enter directly into agreements with various customers at different prices, and use a number of different distributors to fulfill orders from the customers. To facilitate this process, the manufacturer may sell to the distributor at a set wholesale price, and if the distributor then fills an order from a customer that has negotiated a lower price from the manufacturer, the distributor charges the manufacturer a credit, known in the industry as a chargeback.

     The Alternate Source Market

     A purchaser that has obtained a drug product at a favorable price may, instead of selling the product through to retail businesses or consumers, sell the product back into the wholesale market. Then, another wholesaler or distributor may buy the product and resell it to retail outlets. As a result, a secondary, or alternate source, market for drug products has emerged. We believe that the alternate source market could be a significant opportunity for our business.

     In the alternate source market, certain pharmaceutical wholesalers and distributors can acquire products at a discount and resell them to other parties. We believe that independent pharmacies could benefit from improved access to the alternate source market. We believe that until we introduced our on-line marketplace, our target market of 25,000 independent pharmacies had relatively little direct access to these alternate source products or the associated discounts.

     Our Solution

     We believe that traditional channels for the distribution of drugs, medical supplies and equipment create limitations that prevent distributors and independent pharmacies from achieving maximum efficiency. A few of the obstacles to efficiency caused by prevalent practices in the current drug distribution market include:

     o    limited selection available to independent pharmacies;
     o    limited access to alternate source products; and
     o    lack of convenience.

     Most independent pharmacists are responsible for purchasing, stocking, and selling all the items in their stores. Traditional business practices may limit pharmacists' and other purchasers' abilities to identify and take advantage of savings opportunities, because the pharmacists do not have an efficient way to find out about all of the products available from various distributors, including alternate sources. We believe that, by integrated traditional and on-line distribution products and services, we can solve this problem and enable independent pharmacies and others in the business to overcome these limitations. Through our on-line marketplace at www.rxbazaar.com, we:

     o provide pharmacists an opportunity to browse through various deals offered by multiple sellers of the same products, potentially offering the pharmacists a wider selection and a better price than that which might be available through traditional wholesale distribution channels.
     o    allow buyers to view directly the products offered by sellers.
     o are available twenty-four hours a day, seven days a week, allowing pharmacists the convenience of purchasing during off-peak hours.

     In addition to the www.rxbazaar.com on-line marketplace, we use our traditional distribution business capabilities both to fulfill transactions carried out on-line and to engage in telemarketing through our call center. We believe that our solution effectively addresses existing market limitations and can create an integrated distribution business consisting of both traditional distribution activities and an on-line marketplace, combining to offer buyers and sellers convenient access, competitive prices and full distribution support for a wide variety of both prescription and generic drugs, medical supplies and equipment. Our on-line marketplace enables buyers and sellers to connect on a confidential basis and eliminates many of the intermediaries that inflate prices.

PRODUCTS AND SERVICES

     We offer the following products and services:

     Traditional Distribution Services

     We acquired FPP Distribution, Inc., formerly known as Superior Pharmaceutical Company, in February 2001. We conduct our traditional pharmaceutical distributor business through FPP's established distribution channels, including:

     o direct sales, conducted by a staff of direct sales telemarketing employees who actively call and market to independent pharmacists, nursing homes and small regional chains; and
     o corporate and government sales, marketing to group purchasing organizations, pharmacy chains and federal, state and local government agencies.

     Our traditional distribution services also play an integral part in supporting our on-line marketplace. After an on-line buyer has selected a product offered by a seller posting on the website, we purchase the product from the seller, take delivery at our Cincinnati warehouse, and sell and ship it to the buyer.

     On-Line Pharmaceutical Marketplace

     We created our pharmaceutical trading outlet at www.rxbazaar.com to build on our traditional distribution business. Our goal is to bring market efficiency to the local pharmacy and to link a variety of pharmaceutical buyers and sellers in a confidential internet environment. Our on-line marketplace enables buyers and sellers to post, on a confidential basis, products they wish to buy or sell. Because the website is capable of reaching a large national audience in an efficient manner, it enables sellers, such as manufacturers, wholesalers and distributors, to offer their products at significantly reduced prices. In addition, a seller can post for quick movement its short-dated, overstocked and bulk products that, in the past have been difficult to sell. We purchase the product from the seller at a discount and sell the products to the buyer.

     Our on-line marketplace enables participants to buy and sell in an open exchange that requires no up-front fees, no software installation and no consulting services. A seller selling products through the site avoids incurring expenses such as those relating to sales forces, distribution, chargebacks and rebates, and can reduce or eliminate expenses caused by an inability to quickly sell overstocked merchandise and inventory that is near its expiration date. The buyer reaps the benefits of these savings through reduced prices. The buyer may also post items it would like to acquire.

     If a customer notifies us that it wants to buy a product posted for sale on the website, we:

     o    buy the product from the poster at a discount from the listed price;
     o    take delivery of the product at our warehouse; and
     o    sell and ship the product to the customer at the listed price.

     We may also elect to fill the order with inventory already in stock, at the listed price, if we have the item in stock. In addition, we may charge wholesalers a monthly fee for posting products on the site.

     Our on-line marketplace is fully supported by a traditional "brick-and-mortar" warehouse, a full staff of software engineers monitoring and updating the site daily, and a telemarketing staff that is available 24 hours a day by phone. Our operating controls are aimed at providing buyers and sellers using our exchange with the assurance that they are dealing in merchandise that has been handled properly with the assurance of complete product integrity.

     Logistics Services

We are also developing the capability to provide distribution logistics services for drug manufacturers, to manage all aspects of back room infrastructure for manufacturers, including:

     o    product storage,
     o    order fulfillment,
     o    invoicing,

     o    shipping,
     o    chargeback and rebate control, and
     o    accounts receivable management.

     We are currently completing development of proprietary software to automate these services, including the complex transactions associated with manufacturer pricing strategies. We have thus far provided these services only to one company on a limited basis. Distribution logistics services have not accounted for a significant percentage of our revenues, and we are not currently providing these services to any drug manufacturers. Whether we are able to address this business opportunity in the future depends on several factors, including our ability to obtain sufficient working capital.

     No customer accounted for more than 10% of our total revenues in 2001 or 2002.

     Our primary marketing activities include:

     o Participation in key industry trade shows where we exhibit and give demonstrations to existing and potential posters and customers;

     o Utilization of our staff of 55 telesales representatives through which we conduct over 5,000 calls per day to prospective and current customers;

     o Periodic faxes listing specially priced products and occasional incentives are sent to encourage a potential customer to place its first order; and

     o Our website - a powerful marketing tool that provides up to date information on our products and services.

STRATEGY

     Since launching our on-line marketplace, we have been positioning RxBazaar to be a national exchange for on-line pharmaceutical trading. We believe that the key to growth is to become a recognized facilitator that creates value and convenience for both buyers and sellers. Our strategy is to offer an integrated set of distribution services, combining traditional wholesale pharmaceutical distribution services with a unique web-based exchange that facilitates and manages pharmaceutical trading transactions.

     A key element of our strategy is to leverage our ability to cut through the complexities of the pharmaceutical supply chain and pass savings that often are not available to our customers. Specifically, we intend to generate savings by reducing or eliminating the number of intermediaries and enabling independent pharmacy customers to realize those savings. We are able to offer this to market participants by providing an on-line marketplace where buyers and sellers can do business efficiently and confidentially by selling to and buying from RxBazaar as the single intermediary.

     In addition to serving as a conduit for buyers and sellers, we also intend to use our on-line market to sell for our own account inventory that we obtain at discounts through market intelligence and through our product acquisition activities. We believe that these activities not only have the potential to increase overall sales, but also can assist in drawing buyers and sellers to the site by increasing the volume and product mix available. By selling products for our own account, we can also generate significantly favorable gross margins compared to our margins on carrying out transactions for others. However, we currently lack the working capital necessary to carry out product acquisition to the extent necessary to operate profitably.

     We intend to persuade leading wholesalers and distributors to become regular posters on our on-line marketplace. By obtaining early participation from key suppliers in the industry, we intend to become recognized as a useful resource that buyers will return to regularly, offering both branded and generic as well as alternate source merchandise at the lowest prices.

     Another important element in our strategy is to develop and leverage proprietary technology that is superior to that of our competitors. In April 2000, we began developing our proprietary call center telemarketing management software. We completed the project in March 2001.

COMPETITION

     The drug distribution business is highly competitive. In addition, we expect the on-line marketplace feature of our business to be highly competitive because the barriers to entry are relatively low.

     We will have no control over how successful our competitors will be. In addition, our on-line competitors can duplicate many of the products or services and much of the content that we offer, with little difficulty.

     We compete for our customers' purchasing dollars with:

     o national, full-line wholesalers, such as McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corp.;
     o smaller regional wholesalers, such as H.D. Smith Wholesale Drug Company and D&K Health Care Resources, Inc., which sell full lines of drug products in various regions of the U.S.; and
     o smaller, specialty wholesalers that provide nation-wide coverage for various product categories.

     Many of our competitors and potential competitors have operated for a longer period of time than we have, have greater financial resources, have established marketing relationships with leading manufacturers and advertisers and have a secured presence in distribution channels. Some of these companies may also commence or expand their presence on the internet. Finally, we are aware of other entrepreneurial companies that are developing and marketing on-line products and services that compete directly with those that we offer. Also, we may face a significant competitive challenge from alliances entered into between and among our competitors and major pharmacy benefit managers, major HMOs or chain drugstores, as well as from larger competitors created through industry consolidation. These partnerships or consolidated entities could pose a significant competitive challenge to us and their existence could impede us in or prevent us from establishing relationships with the member pharmacy benefit managers, HMOs or chain drugstores.

     Our competitive strategy is not to displace larger, more established full-line distributors, but to offer our independent pharmacy customers an opportunity to supplement their regular purchasing activities by obtaining particular products at significant discounts.

     We intend to compete on the following principal factors:

     o acceptance of our business model as a confidential on-line marketplace using RxBazaar as the single intermediary;
     o    recognition of the RxBazaar brand;
     o convenience, accessibility and ease of use for both sellers and buyers;
     o    the prices at which we can offer products to buyers;
     o    customer service; and
     o    reliability and speed of fulfillment for products ordered.

     We believe that we have the ability to address each of the factors on which we intend to compete because of our combination of:

     o    an established traditional distribution business;
     o    our experience in purchasing;
     o an innovative on-line exchange featuring confidential trading through a single intermediary; and
     o    substantial management expertise and industry experience.

     However, we can give no assurance that we will be able to successfully compete. Intense competition in our industry could prevent us from achieving our business objectives.

GOVERNMENT REGULATION

     Our business is subject to extensive federal, state and local regulation, including:

     o laws and regulations relating to the purchase and sale of prescription and over-the-counter drugs;
     o    federal, state and local licensing and registration regulations;
     o provisions of the Prescription Drug Marketing Act and the rules thereunder; and
     o provisions of the Controlled Substances Act and U.S. Drug Enforcement Agency regulations, as well as related state and local laws and regulations relating to the purchase, storage and dispensing of controlled substances, prescription drugs and certain over-the-counter drugs.

     These laws and regulations impose substantial registration, security, record-keeping, reporting and other requirements.

     We handle controlled substances, such as narcotic and habit-forming drugs, which require special storage and handling. We therefore must meet licensing requirements of the U.S. Drug Enforcement Administration. We are also required to maintain a wholesale distributor's license as well as a license for controlled substances for the state of Ohio, where our physical operations are located. Additionally, as a generic drug distributor, we must obtain licenses as necessary from each state to which we ship products.

     Our business is subject to a wide range of federal and state laws and regulations, including the Federal Food, Drug and Cosmetic Act, the Controlled Substances Act, the Prescription Drug Marketing Act and the rules under each of those laws, and state laws and regulations applicable to the distribution of pharmaceutical products and controlled substances.

     The Federal Food, Drug and Cosmetic Act generally regulates such matters as the handling, packaging, storage, and labeling of drugs and cosmetics. The Prescription Drug Marketing Act, an amendment to the Federal Food, Drug and Cosmetic Act, establishes requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be licensed in accordance with federally established guidelines on storage, handling, and records maintenance by each state in which they conduct business. In addition, because some of the drugs that we handle are regulated under the Controlled Substances Act (for example, those containing narcotics such as codeine or certain stimulant or depressant medications), we are also subject to the applicable provisions of that law, including specific labeling, packaging and recordkeeping requirements and the obligation to register with the federal government as a distributor of controlled substances. Finally, we are required to maintain licenses and permits for the distribution of pharmaceutical products and controlled substances under the laws of each state in which we operate.

     On December 3, 1999, the Food and Drug Administration published final rules implementing the Prescription Drug Marketing Act. The Food and Drug Administration originally scheduled these final rules to become effective on December 4, 2000 but has since stayed effectiveness of certain rules several times, most recently on February 13, 2002, so that the stayed rules will not be in effect until April 1, 2003. Under the rules that have been stayed, wholesale drug distributors must enter into a written agreement with a drug manufacturer in order for the wholesale drug distributor to be considered an authorized distributor for the manufacturer's products. We have written agreements to purchase products with over 40 manufacturers. Those wholesale drug distributors who are not considered authorized distributors must provide their customers with a statement identifying all prior sales of the drug starting with the original sale by the manufacturer. If these rules become effective in their current form on April 1, 2003, then one effect is that we may have to provide this information to buyers on our website. However, the confidentiality between sellers and buyers is a feature that we promote to attract sellers to use our on-line marketplace. Sellers on our website may be less willing to use the website if it means that they will have provide the prior sale information to our buyers. Therefore, we could experience significant disruption in the supply of products available on our on-line marketplace, which could have a material adverse effect on our business. These rules may be further amended by the Food and Drug Administration prior to final implementation, or Congress could enact an amendment to the law that would alleviate this effect on us. We can give no assurance that the rules as they are finally implemented will not materially and adversely affect our business.

     State laws and regulations aimed at preventing abuses in the drug distribution business could also affect our business, because increased regulation could put additional burdens on legitimate wholesalers and retailers. Recent regulations and enforcement actions, for example, have focused on practices of businesses known as closed door pharmacies. A closed door pharmacy is a pharmacy that dispenses drugs to patients of a nursing home or hospital, but does not sell to the public. Closed door pharmacies are given discounts on prescription drugs. One common fraudulent scheme involves operators who set up a closed door pharmacy, and obtain drug products at the discounted prices available to legitimate closed door pharmacies. Rather than supplying a nursing home or other eligible entity, though, these operators resell their product into the market at a significant mark-up. State laws and regulations are being enacted to combat such practices. For example, the Nevada Board of Pharmacy has voted to restrict pharmaceutical wholesalers from selling more than 10% of their inventory to other wholesalers, and has imposed more stringent recordkeeping requirements. Such a broad-based restriction, or other regulatory changes that have the ancillary effect of limiting or constraining legitimate business opportunities in the secondary market, could harm our business.

     We believe that we currently have all the regulatory approvals necessary to conduct our business. However, we can give no assurance that we will be able to maintain compliance with existing regulations or that laws or regulations enacted in the future will not hinder or prevent us from conducting our traditional and on-line business.

     We also require our customers and wholesalers to demonstrate that they meet various licensing requirements. For example, we require any party that offers to buy from or sell to us any product designated by the FDA as "prescription only" to supply a copy of its current license from its local state board of pharmacy, demonstrating that it meets the regulatory requirements for the sale or purchase of pharmaceutical products. A party offering to buy or sell products regulated under the Controlled Substances Act must send to us a copy of its current Controlled Substance Registration Certificate issued by the U.S. DEA. We keep copies of these licenses and certificates on file, and if a party's license or certificate has expired, we will not buy from or sell to the party until we receive a copy of the renewed licenses(s).

INTELLECTUAL PROPERTY

     Although the operation of traditional drug distribution businesses has not historically been dependent on proprietary technology, we have developed proprietary software for the management of our call center that we believe helps us to increase the efficiency and effectiveness of our call center staff. We have also developed proprietary software that automates certain business functions, including the complex transactions associated with manufacturer pricing strategies.

     We do not have any patents on our proprietary software and we depend on a combination of copyright protection and trade secrets to maintain our intellectual property.

EMPLOYEES

     As of December 31, 2002, we had 87 full-time employees, of whom 58 were employed in sales, seven were employed in information technology and the rest were employed in administrative and customer service positions.

     None of our employees are represented by labor organizations and we are not aware of any activities seeking such organization. We consider our relations with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

     We maintain our principal executive offices at 1385 Kemper Meadow Drive, Cincinnati, Ohio, under a lease expiring in March 2015. The premises consist of approximately 37,300 square feet of office and warehouse space. The rent is $35,000 per month.

     We maintain our data center and call center at 1255 Kemper Meadow Drive, Suite 150, Cincinnati, Ohio, under a lease expiring in May 2011. The premises consist of approximately 17,300 square feet of office and administrative space.

The rent is $17,981 per month. We also maintain an administrative office at 200 Highland Avenue, Suite 301, Needham, MA under an oral tenant-at-will arrangement with a related party. See Item 12.

     Our website address is www.rxbazaar.com.

     We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the respective areas.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in certain legal proceedings from time to time incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe that the ultimate resolution of any existing matters should have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been listed on the OTC Bulletin Board under the symbol RXBZ since September 17, 2002. There is no active trading market for our common stock at present and there has been no significant trading market to date. Until September 17, 2002, no market quotations were entered for our common stock. Between November 18 and December 31, 2002, the high and the low market quotations were $.01 and $2.00, respectively. We cannot guarantee that an active trading market will ever develop or if a market does develop, that it will continue.

     On December 31, 2002, based upon information from Continental Stock Transfer & Trust Company, our transfer agent, there were approximately 270 holders of record of the common stock. Since a portion of the shares of common stock is held in street or nominee name, it is believed that there may be a significant number of additional beneficial owners of the common stock.

DIVIDENDS

     We have never declared or paid cash dividends on our common stock. Furthermore, we presently intend to retain all earnings, if any, for use in our business operations and accordingly, the board of directors does not anticipate declaring any cash dividends in the foreseeable future.

TRANSFER AGENT

     The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

     During our first six months after formation, we focused our efforts on hiring key personnel, establishing relationships with customers and vendors, and developing our technological and operational infrastructure. We launched our www.rxbazaar.com website, and commenced sales, in April 2000. Our initial operations were funded through loans from officers and directors and private placements of common stock. We also arranged for FPP Distribution, Inc., then known as Superior Pharmaceutical Company, to act as our fulfillment center for all of our sales. FPP Distribution was a wholly-owned subsidiary of Able Laboratories, Inc. In October 2000, we agreed to acquire FPP Distribution from Able. We raised the necessary funds to acquire FPP Distribution by selling Series A Preferred Stock to investors in a private placement. We purchased FPP Distribution on February 23, 2001 for $4,000,000 in cash and the assumption of $2,250,000 in subordinated debt. At the same time, we entered into a $12,500,000 line of credit, secured by all of our assets. On completion of the FPP Distribution acquisition, we lacked sufficient working capital to operate our business. We continued to seek additional financing throughout 2001. In November 2001, we reduced our work force by 18 employees and reduced the salaries of other employees.

     On February 1, 2002, RxB, Inc. ("RxB") (formerly known as RxBazaar, Inc.), entered into an agreement to merge with a wholly-owned subsidiary of RxBazaar, Inc. (formerly known as SB Merger Corp.). Because we lacked sufficient working capital as of the date of the merger agreement, the merger agreement required us to raise a minimum of $3 million in additional equity after January 1, 2002. This requirement was to ensure that the company would have a reasonable amount of working capital after the merger. To meet this requirement, we sold $4,175,000 of Series B Preferred Stock, for cash and in consideration of conversion of outstanding notes payable and accrued expenses.

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

     Stockholders of RxB before the merger now own approximately 93% of the outstanding shares of the company, or approximately 95% after giving effect to the exercise of all outstanding options and warrants, or approximately 96% after giving effect to the issuance of additional shares that may become issuable to former RxB stockholders upon the achievement of certain earnings targets by the merged company. After the merger, SB Merger changed its name to RxBazaar, Inc. and RxBazaar, Inc. changed its name to RxB, Inc. On September 30, 2002, RxB was merged into RxBazaar.

     The business combination was a "reverse merger," so termed because immediately after the merger, stockholders of RxB held approximately 93% of the outstanding shares of the surviving company. For that reason, the financial and other information in this report is presented for the operations of RxB since its inception in October 1999. Also, because the merger was accounted for as an acquisition of SB Merger by RxB and a recapitalization of RxB, our financial statements for periods ending after the date of the merger will consist of the historical financial statements of the former RxBazaar, Inc.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this report. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based on management's historical experience, the terms of existing agreements, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

     Inventories. Inventories are stated at the lower of average cost or market, with cost being determined on the first-in, first-out method. Cost of inventories held for distribution is based on the purchase price net of vendor discounts and other allowances. We establish reserves, when necessary, for slow-moving and obsolete inventories based on our historical experience and management's assessment of current product demand. We evaluate the adequacy of these reserves quarterly.

     Revenue recognition and accounts receivable. We recognize revenue on product sales when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We recognize revenue upon shipment. We provide allowances for estimated uncollectible accounts based on historical experience and current developments with our customers.

     Information Technology Costs. Costs of developing internal-use software for our website and call center are accounted for in accordance with Emerging Issues Task Force Issue No. 00-2 and AICPA Statement of Position 98-1. We capitalize costs only to the extent that they are realizable and amortize them over the estimated life of the software. We did not capitalize any costs incurred in connection with our development activities during 2002 and 2001.

     Impairment of Long-Lived Assets. We continually evaluate whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may require revision or that the remaining net book value may not be recoverable. When factors indicate that an asset may be impaired, we use various methods to estimate the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, we will recognize an impairment loss in the amount of the excess of the carrying amount over the estimated fair value of the asset. We will charge any impairment amount to operations.

RESULTS OF OPERATIONS

     The selected financial data set forth below has been derived from our financial statements. The information set forth below should be read in connection with the financial statements and notes thereto, as well as other information contained in this report which could have a material adverse effect on our financial condition and results of operations.

                                                                 Years Ended
                                                                 December 31,
                                                        -----------------------------
                                                            2002             2001
                                                        ------------     ------------
STATEMENT OF OPERATIONS DATA:
Sales, net.........................................     $30,427,928      $17,244,283
Cost of sales......................................      27,200,976       14,479,743
                                                        ------------     ------------
Gross profit.......................................       3,226,952        2,764,540
Operating expenses.................................       7,423,111        8,584,401
                                                        ------------     ------------
Operating loss.....................................      (4,196,159)      (5,819,861)
Other income (expense), net........................        (408,489)        (717,432)
                                                        ------------     ------------
Net loss...........................................      (4,604,648)      (6,537,293)
Dividends on preferred stock.......................         407,928          257,682
                                                        ------------     ------------
Net loss applicable to common stock................     $(5,012,576)     $(6,794,975)
                                                        ============     ============
Net loss per share - basic.........................          $(1.21)          $(2.28)
                                                        ============     ============
Weighted average number of shares
  outstanding .....................................       4,133,568        2,984,890
                                                        ============     ============




                                                                 December 31,
                                                        -----------------------------
                                                            2002             2001
                                                        ------------     ------------
BALANCE SHEET DATA:
Current assets.....................................     $ 8,338,432      $ 5,878,706
Total assets.......................................      10,456,509        8,714,793
Current liabilities................................       9,394,705        7,024,979
Long-term debt.....................................       2,250,000        2,250,000
Total liabilities..................................      11,644,705        9,274,979
Working capital (deficit)..........................      (1,056,273)      (1,146,273)
Stockholders' equity (deficit).....................      (1,188,196)        (560,186)

     Events Affecting Revenues and Results of Operations

     Our revenues and results of operations have been significantly affected, and are likely to continue to be affected, by a shortage of working capital. We need working capital to buy inventory, since our business depends on having a sufficient amount of enough different products to attract customers and generate sales. Our sale of $4,175,000 of Series B Preferred Stock, in the second quarter of 2002, significantly improved our working capital. With the additional working capital generated by our sale of Series B Preferred Stock, we were able to increase our inventory purchases and we were able to attract additional potential sellers of products to post items for sale on our rxbazaar.com website. As of April 1, 2002, we had 693 different products posted for sale on our website, with a total listed sales value of $4.7 million. As of December 31, 2002, we had improved the breadth of product offerings posted on the website to a total of approximately 8,000 different items with a total listed value of $400 million. Management believes that the increase in items posted for sale is an indication of continued and growing interest in our online marketplace among potential sellers, and makes the site more attractive to buyers. The increase in items posted for sale, however, does not directly effect our financial condition or results of operations. Unless we are able to attract additional buyers to our website and increase sales, we will not be able to operate profitably.

     At December 31, 2002 our auditors expressed doubt about our ability to continue as a going concern. Management plans to address this issue by raising additional working capital through one or more offerings of our securities to strengthen our financial condition and support our growth. If we are able to generate sufficient working capital by selling our securities, then management hopes to conduct operations on a profitable basis, and to generate additional working capital for operations. However, we can give no assurance that we will be able to raise the necessary capital to sustain our operations or ever operate profitably.

     Fiscal Year ended December 31, 2002 compared to Fiscal Year ended December 31, 2001

     Net sales for the fiscal year ended December 31, 2002 were $30,427,928, compared to $17,244,283 for the fiscal year ended December 31, 2001. The $13,183,645 or 76.5% increase is due to our acquisition of FPP Distribution on February 23, 2001 and our growing internet sales. The current period includes 12 months of sales from FPP Distribution compared to only ten months of sales from FPP in the prior period. Our internet sales were $15,428,332 or 50.7% of net sales for the fiscal year ended December 31, 2002 compared to $4,255,128 or 24.7% of net sales for the fiscal year ended December 31, 2001. Sales growth in 2002 was impeded by our lack of working capital, which resulted in an inability to secure credit from vendors and an inability to adequately stock our warehouse during the first four months of 2002. Our sales increased in the second half of 2002 as a result of our sale of Series B Preferred Stock and its corresponding effect on both internet postings and a strengthening of our creditworthiness.

     Cost of sales for the fiscal year ended December 31, 2002 was $27,200,976 or 89.4% of net sales, compared to $14,479,743 or 84% of net sales for the 2001 fiscal year. The decrease in the gross profit margin is a result of the sale of brand pharmaceuticals in the last nine months of fiscal 2002 which have a much lower gross profit margin. The sale of brand pharmaceuticals has significantly increased activity on our website and makes the site more attractive to buyers and sellers. In addition to drawing buyers and sellers to our Internet site, brand pharmaceuticals often support the sale of generic pharmaceuticals which support higher margins. Our margins are affected by our ability to buy pharmaceutical products at favorable prices and the mix of product sales between brand and generic pharmaceuticals.

     Sales and marketing expenses for the 2002 fiscal year were $1,549,204 or 5.1% of sales, compared to $1,388,245 or 8.1% of sales for the 2001 fiscal year. These expenses include the salaries and commissions of our telemarketing staff, advertising and trade show expenses. Increased salaries and commissions of $282,903 were offset by a $152,567 decrease in advertising and tradeshow expenses.

     Information technology expenses were $784,787 for the 2002 fiscal year compared to $1,202,886 for the 2001 fiscal year. These expenses include the salaries of information technology staff and the costs of contract programmers. The $418,099 decrease in expenses is primarily due to an $84,305 decrease in costs for contract programmers and a decrease of $399,817 in salaries. We did not use any contract programmers in the current period as development of major systems were completed in fiscal 2001. Salaries decreased as a result of the work force and salary reductions which took place in November 2001.

     General and administrative expenses for the 2002 fiscal year were $5,089,120 compared to $5,993,270 for the 2001 fiscal year. The $904,150 decrease is primarily due to an $804,833 decrease in bad debt expense. In 2001 we recorded bad debt expense of $767,879 compared to net recoveries of $36,954 in 2002. Increases of $130,579 in consulting fees and $191,259 in legal fees were offset by a decrease in salaries, benefits and payroll taxes of $335,407.

     Other expenses for the 2002 fiscal year were $408,489 compared to $717,432 for the 2001 fiscal year. Interest and financing expenses increased to $818,373 for the 2002 fiscal year compared to $745,903 for the 2001 fiscal year. The $72,470 increase in interest expense is primarily due to interest and amortization of debt discount on bridge notes amounting to $139,859 in the current period, additional interest expense on the subordinated notes payable of $25,313 and amortization of deferred financing costs also increased by $24,114 compared to the prior period. These increases were offset by decreased interest on the asset-based line of credit and the debt which was converted to Series B Preferred Stock. Miscellaneous income increased to $409,884 for the 2002 fiscal year compared to $28,471 for the 2001 fiscal year. The increase in miscellaneous income is primarily due to information technology consulting fees of $306,864 earned in the current period for services provided to Able Laboratories.

     We incurred a net loss for the 2002 fiscal year of $4,604,648 compared to a net loss of $6,537,293 for the 2001 fiscal year. Net loss applicable to common stock for the 2002 fiscal year was $5,012,576 or $1.21 per share compared to $6,794,975 or $2.28 per share for the 2001 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our working capital requirements primarily through the sale of common and preferred stock and through borrowings against our asset-based line of credit. At December 31, 2002, we had a working capital deficit of $1,056,273, compared to a working capital deficit of $1,146,273 at December 31, 2001. The $90,000 increase in working capital from December 31, 2001 to December 31, 2002 is primarily due to the net loss of $4,604,648 being offset by amounts raised in private placements and noncash expenses. At December 31, 2002, we had a stockholders' deficit of $1,188,196 compared to a stockholders' deficit of $560,186 at December 31, 2001. During the 2002 fiscal year, we raised $4,175,000 through the sale of preferred stock, including the conversion of $1,100,000 of debt and accrued expenses into preferred stock. During fiscal 2001, we raised $7,046,262 through the sale of our equity securities and paid $955,375 to redeem and retire shares of our preferred and common stock.

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

     A summary of our outstanding contractual obligations at December 31, 2002 is as follows:

                                                 Payment Due by Period
                           ---------------------------------------------------------------
Contractual Obligations       Total         2003       2004-2005    2006-2007   After 2007
-----------------------    -----------   ----------   ----------   ----------   ----------
Debt Obligations           $ 6,031,416   $3,781,416   $2,250,000   $        -   $        -
Operating Leases             6,531,140      645,844    1,364,740    1,040,556    3,480,000
                           -----------   ----------   ----------   ----------   ----------
         Total             $12,562,556   $4,427,260   $3,614,740   $1,040,556   $3,480,000
                           ===========   ==========   ==========   ==========   ==========

     Based on our operating plans, management believes that as of March 31, 2003, our borrowing ability under our asset-based line of credit will be sufficient to fund our working capital needs for the next four months. We are currently seeking to raise additional capital through the private placement of debt or equity securities to a limited group of qualified investors. We also plan to continue to seek additional financing to pay off our subordinated notes and improve our overall financial condition. However, we can give no assurance that we will be able to obtain any such financing on satisfactory terms to the Company. Our failure to obtain additional financing on satisfactory terms could require us to curtail our operations and could have a potential adverse impact on our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. The adoption of these statements did not have a material impact on the consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We anticipate the adoption of this statement will not have a material effect on our financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material effect on our financial position and results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The FASB has prescribed a tabular format and location for the disclosures. We have adopted SFAS No. 148 and have included the required disclosures in our consolidated financial statements for the year ended December 31, 2002.

FORWARD LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, reference is made to the section "Risk Factors" beginning on page 7 to the Prospectus, dated September 30, 2002, to the Company's Form SB-2 (No. 333-99403). The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7.  FINANCIAL STATEMENTS

                                                                           PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                NUMBER
------------------------------------------                                ------

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001                F-2

Consolidated Statements of Loss for the years ended
December 31, 2002 and 2001                                                  F-3

Consolidated  Statements of Stockholders' Equity (Deficit)
for years ended December 31, 2002 and 2001                                  F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001                                                  F-5

Notes to Consolidated Financial Statements                                  F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
RxBazaar, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of RxBazaar, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RxBazaar, Inc. and subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations resulting in a working capital deficiency and a stockholders' deficit at December 31, 2002. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
February 11, 2003

                          RXBAZAAR, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                  ----------------------------
                            ASSETS                                     2002            2001
                                                                  ------------     -----------
Current assets:
  Cash and cash equivalents                                       $    480,228     $   176,840
  Accounts receivable - less allowance for doubtful accounts
    of $394,996 and $277,587                                         3,922,853       1,651,396
  Rebates receivable                                                    51,639          93,653
  Inventory                                                          3,776,323       3,894,494
  Prepaid expenses and other current assets                            107,389          62,323
                                                                  ------------     -----------
    Total current assets                                             8,338,432       5,878,706
                                                                  ------------     -----------

Property and equipment, at cost:
  Computer hardware and software                                       722,172         666,633
  Furniture, fixtures and equipment                                    280,850         261,363
  Leasehold improvements                                                28,713          28,713
                                                                  ------------     -----------
                                                                     1,031,735         956,709
  Less accumulated depreciation and amortization                      (458,632)       (248,320)
                                                                  ------------     -----------
    Net property and equipment                                         573,103         708,389
                                                                  ------------     -----------

Other assets:
  Deferred financing costs, net                                        185,148         329,832
  Customer lists, net of accumulated amortization of $777,700
    and $353,500                                                     1,343,283       1,767,483
  Deposits                                                              16,543          30,383
                                                                  ------------     -----------
    Total other assets                                               1,544,974       2,127,698
                                                                  ------------     -----------

                                                                  $ 10,456,509     $ 8,714,793
                                                                  ============     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable                                                   $  3,781,416     $ 3,081,373
  Accounts payable                                                   4,502,798       2,838,257
  Accrued expenses and other current liabilities                       631,049         847,667
  Preferred dividends payable                                          479,442         257,682
                                                                  ------------     -----------
    Total current liabilities                                        9,394,705       7,024,979
Subordinated notes payable                                           2,250,000       2,250,000
                                                                  ------------     -----------
    Total liabilities                                               11,644,705       9,274,979
                                                                  ------------     -----------

Stockholders' equity (deficit):
  Preferred stock, at liquidation value, $.001 par value,
    10,000,000 shares authorized:
    Series A, 345,333 shares issued                                  3,700,000       3,700,000
  Common stock, $.001 par value, 75,000,000 shares authorized,
    6,160,280 and 3,333,969 shares issued                                6,160           3,334
  Additional paid-in capital                                        10,222,966       5,886,529
  Accumulated deficit                                              (15,066,231)    (10,053,655)
  Unearned stock-based compensation                                    (51,091)        (96,394)
                                                                  ------------     -----------
    Total stockholders' equity (deficit)                            (1,188,196)       (560,186)
                                                                  ------------     -----------

                                                                  $ 10,456,509     $ 8,714,793
                                                                  ============     ===========


  See independent auditors' report and accompanying notes to consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF LOSS

                                                          Years Ended December 31,
                                                      ------------------------------
                                                           2002              2001
                                                      ------------      ------------
Sales, net                                            $ 30,427,928      $ 17,244,283
                                                      ------------      ------------
Cost of sales                                           27,200,976        14,479,743
                                                      ------------      ------------
    Gross profit                                         3,226,952         2,764,540
                                                      ------------      ------------

Operating expenses:
  Sales and marketing                                    1,549,204         1,388,245
  Information technology                                   784,787         1,202,886
  General and administrative                             5,089,120         5,993,270
                                                      ------------      ------------
    Total operating expenses                             7,423,111         8,584,401
                                                      ------------      ------------

    Operating loss                                      (4,196,159)       (5,819,861)
                                                      ------------      ------------

Other income (expense):
  Interest and financing expense                          (818,373)         (745,903)
  Miscellaneous income (expense), net                      409,884            28,471
                                                      ------------      ------------
    Other income (expense), net                           (408,489)         (717,432)
                                                      ------------      ------------

    Net loss                                            (4,604,648)       (6,537,293)

Dividends on preferred stock                               407,928           257,682
                                                      ------------      ------------

    Net loss applicable to common stock               $ (5,012,576)     $ (6,794,975)
                                                      ============      ============

Net loss per share - basic                            $      (1.21)     $      (2.28)
                                                      ============      ============

Weighted average shares outstanding                      4,133,568         2,984,890
                                                      ============      ============


See independent auditors' report and accompanying notes to consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                            Common Stock       Additional                  Unearned
                                             Preferred   -------------------    Paid-in     Accumulated   Stock-based
                                               Stock      Shares     Amount     Capital       Deficit     Compensation    Total
                                            -----------  ---------  --------  -----------  ------------   ------------ -----------
Balance, December 31, 2000                  $        --  2,667,817  $  2,668  $ 3,538,264  $ (3,258,680)   $(267,957)  $    14,295
Private placement of preferred stock          4,700,000         --        --     (331,932)           --           --     4,368,068
Private placements of common stock                   --    808,234       808    2,677,386            --           --     2,678,194
Purchase and retirement of preferred stock   (1,000,000)        --        --       50,000            --           --      (950,000)
Purchase and retirement of common stock              --   (150,500)     (150)      (5,225)           --           --        (5,375)
Amortization of unearned compensation                --         --        --           --            --       55,351        55,351
Forfeiture of unearned compensation                  --         --        --     (116,212)           --      116,212            --
Stock, options and warrants issued                   --      2,800         3       72,247            --           --        72,250
Stock options exercised                              --      5,618         5        2,001            --           --         2,006
Preferred dividends accrued                          --         --        --           --      (257,682)          --      (257,682)
Net loss                                             --         --        --           -     (6,537,293)          --    (6,537,293)
                                            -----------  ---------  --------  -----------  ------------    ---------   -----------
Balance, December 31, 2001                    3,700,000  3,333,969     3,334    5,886,529   (10,053,655)     (96,394)     (560,186)
Sale of preferred stock                       4,175,000         --        --     (160,500)           --           --     4,014,500
Conversion of preferred stock                (4,175,000) 2,087,500     2,087    4,172,913            --           --            --
Conversion of preferred dividends                    --    332,805       333      185,835            --           --       186,168
Common stock issued in merger                        --    406,006       406          (45)           --           --           361
Stock options and warrants issued                    --         --        --      146,250            --           --       146,250
Amortization of unearned compensation                --         --        --           --            --       37,287        37,287
Forfeiture of unearned compensation                  --         --        --       (8,016)           --        8,016            --
Preferred dividends accrued                          --         --        --           --      (407,928)          --      (407,928)
Net loss                                             --         --        --           --    (4,604,648)          --    (4,604,648)
                                            -----------  ---------  --------  -----------  ------------    ---------   -----------
Balance, December 31, 2002                  $ 3,700,000  6,160,280  $  6,160  $10,222,966  $(15,066,231)   $ (51,091)  $(1,188,196)
                                            ===========  =========  ========  ===========  ============    =========   ===========


                 See independent auditors' report and accompanying notes to consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                               --------------------------------
                                                                     2002             2001
                                                               ---------------  ---------------
Cash flows from operating activities:
  Net loss                                                      $ (4,604,648)    $ (6,537,293)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization                                    897,853          693,727
    Amortization of unearned compensation                             37,287           55,351
    Stock, options and warrants issued for services                   82,500           17,000
    (Increase) decrease in operating assets:
       Accounts receivable                                        (2,271,457)       2,872,829
       Rebates receivable                                             42,014          143,769
       Inventory                                                     118,171        1,112,744
       Prepaid expenses and other current assets                     (45,066)         (13,536)
    Increase (decrease) in operating liabilities:
       Accounts payable                                            1,664,541       (3,638,462)
       Accrued expenses and other current liabilities               (166,618)         531,532
                                                               ---------------  ---------------
         Net cash used for operating activities                   (4,245,423)      (4,762,339)
                                                               ---------------  ---------------

Cash flows from investing activities:
    Purchase of property and equipment                               (75,026)        (148,321)
    Decrease (increase) in deposits                                   13,840          137,582
    Purchase of subsidiary                                                --       (4,002,880)
                                                               ---------------  ---------------
         Net cash used for investing activities                      (61,186)      (4,013,619)
                                                               ---------------  ---------------

Cash flows from financing activities:
    Increase in deferred financing costs                                  --         (365,402)
    Net change in line of credit                                   1,355,136        2,386,280
    Proceeds from notes payable and warrants                         375,000          575,000
    Payments on notes payable                                        (35,000)         (75,000)
    Proceeds from sale of stock                                    2,914,500        7,046,262
    Net proceeds from merger                                             361               --
    Proceeds from stock options exercised                                 --            2,006
    Purchase and retirement of stock                                      --         (955,375)
                                                               ---------------  ---------------
        Net cash provided by financing activities                  4,609,997        8,613,771
                                                               ---------------  ---------------

Net change in cash and cash equivalents                              303,388         (162,187)
Cash and cash equivalents at beginning of year                       176,840          339,027
                                                               ---------------  ---------------

Cash and cash equivalents at end of year                        $    480,228     $    176,840
                                                               ===============  ===============

Supplemental cash flow information:
    Interest paid                                               $    619,410     $    528,724
    Preferred dividends accrued                                      407,928          257,682
    Common stock issued for accrued dividends                        186,168               --
    Preferred stock issued for debt and accrued expenses           1,100,000               --
Additional cash flow information is included in Notes 4, 5 and 7.


  See independent auditors' report and accompanying notes to consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS AND BASIS OF PRESENTATION

     RxBazaar, Inc. (the "Company" or "RxBazaar"), formerly known as SB Merger Corp., was incorporated in the State of Delaware on January 3, 2000. On July 26, 2002, the Company completed its merger with RxB, Inc. ("RxB") and the historical financial statements of RxB became the historical financial statements of the combined entity (see Note 3). RxB, formerly known as RxBazaar, Inc., was incorporated on October 25, 1999 in the State of Delaware. On September 30, 2002, RxB was merged into the Company. The Company distributes brand and generic pharmaceuticals and other medical supplies. On February 23, 2001, the Company acquired a wholly-owned subsidiary, FPP Distribution, Inc. ("FPP") which was formerly known as Superior Pharmaceutical Company. FPP distributes brand and generic pharmaceuticals. All significant intercompany balances and transactions have been eliminated in consolidation.

     REVERSE STOCK SPLIT AND MERGER RATIO

     On January 31, 2002 the Company's stockholders approved a 1-for-5 reverse stock split of the common shares. On July 26, 2002, in connection with the merger agreement with RxBazaar, RxB's stockholders approved a merger ratio in which 0.7 shares of RxBazaar common stock were issued for each share of RxB's common stock. All common stock information presented herein has been retroactively adjusted to reflect the reverse stock split and the 0.7-for-1 merger ratio. (See Note 3.)

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

     CASH AND CASH EQUIVALENTS

     Cash equivalents include interest-bearing deposits with original maturities of three months or less.

     ACCOUNTS RECEIVABLE

     The Company has historically provided financial terms to customers in connection with sales of the Company's products. Financial terms, for credit-approved customers, are generally on a net 15-45 day basis. Management periodically reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts. Factors considered include economic conditions and each customer's payment history and credit worthiness. Adjustments, if any, are made to allowance balances following the completion of these reviews to reflect management's best estimates of potential losses.

     INVENTORY

     Inventory consists primarily of finished goods held for distribution. Inventory is valued at the lower of average cost or market on a first-in first-out (FIFO) method. Cost of inventories held for distribution is based on the purchase price net of vendor discounts and other allowances.


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation expense is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful life of the assets or the life of the related lease term.

     Depreciation and amortization for 2002 and 2001 was $210,312 and $219,314, respectively. Estimated useful lives are as follows:

          Computer hardware and software               2 - 5 years
          Furniture, fixtures and equipment            5 - 7 years
          Leasehold improvements                       5 - 10 years

     INFORMATION TECHNOLOGY COSTS

     Costs of developing internal-use software for the Company's website and call center are accounted for in accordance with Emerging Issues Task Force Issue No. 00-2 and AICPA Statement of Position 98-1. Costs are capitalized only to the extent that they are realizable and are amortized over the estimated life of the software. Costs incurred in connection with these development activities were not capitalized during 2002 and 2001.

     DEFERRED COSTS

     Deferred financing costs represent fees paid in connection with obtaining an asset-based line of credit and the assumption of the senior subordinated debt in connection with the acquisition of FPP (see Note 4). These costs are being amortized over the terms of the loans. Amortization expense for 2002 and 2001 was $144,684 and $120,570, respectively.

     CUSTOMER LISTS

     A portion of the purchase price for FPP was allocated to customer lists (see Note 4). Customer lists are being amortized over an estimated life of five years. Amortization expense for 2002 and 2001 was $424,200 and $353,500, respectively. Amortization expense is expected to be $424,200 for 2003, $424,200 for 2004, $424,200 for 2005 and $70,683 for 2006.

     IMPAIRMENT OF LONG-LIVED ASSETS

     We continually evaluate whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may require revision or that the remaining net book value may not be recoverable. When factors indicate that an asset may be impaired, we use various methods to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the asset. Any impairment amount is charged to operations.

     REVENUE RECOGNITION

     Revenues from product sales are recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101. Under SAB 101, revenue is recognized when products are shipped, persuasive evidence of an arrangement exists, the selling price is fixed and collectibility is reasonably assured. Shipping and handling fees billed to customers are recognized in net sales. Shipping and handling costs are included in cost of sales.


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     ADVERTISING COSTS

     Advertising costs are charged to expense when incurred. Advertising expense amounted to approximately $11,000 and $128,000 in 2002 and 2001, respectively.

     INCOME TAXES

     Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss, capital loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax expense, if any, for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

     STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company does not plan to adopt the fair value accounting model for stock-based employee compensation under SFAS No. 123.

     The Company applies Opinion No. 25 and related interpretations in accounting for stock options issued to employees and directors as more fully described in Notes 9 and 10. Had compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                    Years Ended December 31,
                                                 -----------------------------
                                                      2002            2001
                                                 -------------   -------------
     Net loss - as reported                      $ (4,604,648)   $ (6,537,293)
     Add stock-based employee compensation
       under APB No. 25                                37,287          55,351
     Deduct stock-based employee compensation
       under SFAS No. 123                            (145,549)       (468,281)
                                                 ------------    ------------
     Pro forma net loss                          $ (4,712,910)   $ (6,950,223)
                                                 ============    ============
     Basic net loss per share - as reported      $      (1.21)   $      (2.28)
                                                 ============    ============
     Basic net loss per share - pro forma        $      (1.24)   $      (2.41)
                                                 ============    ============


     COMPREHENSIVE INCOME

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items,


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     along with net income, are components of comprehensive income. There were no items of other comprehensive income during 2002 or 2001.

     NET LOSS PER SHARE

     Basic loss per share represents loss applicable to common stock divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants (determined using the treasury stock method), preferred stock and convertible debt. The assumed conversion of outstanding dilutive stock options, warrants and preferred stock would increase the shares outstanding but would not require an adjustment to net loss as a result of the conversion. For all periods presented, options, warrants, preferred stock and convertible debt, were anti-dilutive and excluded from the net loss per share computation.

     RECENT ACCOUNTING PRONOUNCEMENTS

     On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. The adoption of these statements did not have a material impact on the consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We anticipate that the adoption of this statement will not have a material effect on our financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on our financial position and results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The FASB has prescribed a tabular format and location for the disclosures. The Company has adopted SFAS No. 148 and has included the required disclosures in its consolidated financial statements for the year ended December 31, 2002.


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   NEED FOR ADDITIONAL CAPITAL

     The Company incurred losses accumulating $15,066,231 since its inception through December 31, 2002, and has a working capital deficiency of $1,056,273 and a stockholders' deficit of $1,188,196 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to achieve profitable operations or raise additional financing. Management plans to resolve the doubt by raising capital through a private offering and anticipates the proceeds from the offering will provide sufficient capital resources to sustain operations. Management also plans to increase sales and improve the gross profit margin while controlling costs. As a result, management believes that no adjustments or reclassifications of recorded assets and liabilities is necessary at this time.

3.   MERGER AGREEMENT

     In the July 26, 2002 merger with RxBazaar, Inc., formerly known as SB Merger Corp., RxB's stockholders received 3,333,969 shares of common stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock of the Company. The Company is also obligated to issue to RxB's stockholders up to 1,834,653 shares of common stock upon exercise of outstanding options and warrants to purchase common stock and may become obligated to issue up to 2,363,118 additional shares of common stock, if the Company meets earnings targets in the first or second year after the merger.

     Holders of RxB's common stock and Series A Preferred Stock may become eligible to receive additional consideration in the form of additional shares of common stock if the Company meets certain performance targets. If the Company's consolidated income before taxes is

     o equal to or greater than $2,150,000 for the four fiscal quarters ending March 31, 2003, or
     o equal to or greater than $3,225,000 for the four fiscal quarters ending March 31, 2004.

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

     Stockholders of the Company before the merger owned 406,006 shares of common stock or approximately 7% of the outstanding shares of the Company, or approximately 5% after giving effect to the exercise of all outstanding options and warrants, or approximately 4% after giving effect to the issuance of additional shares that may become issuable to former RxB stockholders upon the achievement of certain earnings targets.

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

4.   ACQUISITION OF FPP DISTRIBUTION, INC.

     On February 23, 2001, pursuant to an agreement with Able Laboratories, Inc. ("Able"), RxB acquired FPP. RxB made a cash payment of $4,000,000 to Able and also assumed Able's existing 13.5% senior subordinated debt in the amount of $2,250,000. Able remained liable for the subordinated debt as a guarantor. On June 14, 2002, Able purchased the senior subordinated debt eliminating Able's guaranty and making Able the holder of the debt. While FPP and Able are considered related parties (see Note 13), the purchase price and terms of the merger were determined in arms-length negotiations between the parties, based on a fairness opinion obtained from an independent appraiser.


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Unaudited pro forma consolidating operating results for the Company for the year ended December 31, 2001, assuming the acquisition of FPP had been made as of the beginning of 2001 are as follows:

          Sales, net                                $ 20,314,758
                                                    ============
          Net loss                                  $ (7,046,696)
                                                    ============
          Net loss per share - basic                $      (2.45)
                                                    ============


5.   NOTES PAYABLE

     Notes payable consist of the following:

                                                      December 31,
                                                 -----------------------
                                                   2002          2001
                                               -----------   -----------
     Notes payable, officers and directors     $    40,000   $   200,000
     Notes payable, computer equipment                  --       225,000
     Line-of-credit                              3,741,416     2,386,280
     Subordinated notes payable                  2,250,000     2,250,000
     Bridge notes payable                               --       270,093
                                               -----------   -----------
          Total                                  6,031,416     5,331,373

     Less current portion                        3,781,416     3,081,373
                                               -----------   -----------

          Long-term debt                       $ 2,250,000   $ 2,250,000
                                               ===========   ===========

     NOTES PAYABLE, OFFICERS AND DIRECTORS

     In March 2000, the Company borrowed $250,000 from its officers and directors under 10% unsecured promissory notes. The notes are currently due on demand. Interest expense for 2002 and 2001 was $9,225 and $23,706, respectively. Accrued interest of $2,101 and $35,576 was included in accrued expenses and other current liabilities at December 31, 2002 and 2001, respectively. In April and May 2002, $150,000 in notes were converted into Series B Preferred Stock.

     NOTES PAYABLE, COMPUTER EQUIPMENT

     On February 5, 2001, the Company entered into an equipment financing agreement with a corporation which employs a director of the Company as an officer. Under the agreement the Company received $250,000 and granted a security interest in certain computer equipment. During 2001, the Company paid $25,000 against the principal balance of this obligation. Interest expense for 2001 of $24,437 is included in accrued expenses and other current liabilities at December 31, 2001. On February 5, 2002, the Company paid $25,000 on this obligation and the lender agreed to release their claims to the computer equipment. The Company settled the balance due by issuing $200,000 of Series B Preferred Stock in April 2002 and payment of the interest in July 2002. Interest expense for 2002 was $1,262.


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     LINE-OF-CREDIT

     On February 23, 2001, the Company and FPP entered into an asset-based line-of-credit agreement with a lender for $12,500,000 secured by a lien on substantially all assets. Borrowings under the line are based on eligible accounts receivable and inventory and have been classified as a current liability. The line bears interest at prime plus 1% (5.25% and 5.75% at December 31, 2002 and 2001) and matures on February 23, 2004. At December 31, 2002 and 2001, the Company was in default of certain loan covenants. Interest expense for 2002 and 2001 was $192,674 and $268,079, respectively.

     SUBORDINATED NOTES PAYABLE

     On February 23, 2001, in connection with the acquisition of FPP, the Company assumed senior subordinated notes payable totaling $2,250,000 and bearing interest at 13.5% per annum payable monthly. The notes mature on June 17, 2004. The notes payable are secured by a second lien on substantially all assets, were guaranteed by Able Laboratories, Inc. and are subject to an inter-creditor agreement with the Company's asset-based lender. On June 14, 2002, Able purchased the debt. Able has the option to convert the debt into common stock of the Company at the current market value of the common stock. Able has agreed that it will not convert the notes if such conversion would result in Able owning more than 4.9% of the Company's common stock. The Company is current with its payments on these notes but is in default of certain loan covenants. The Company is prohibited from making any principal payments on the notes without the approval of the asset-based lender and Able has subordinated its rights with respect to defaults to the asset-based lender pursuant to the terms of the inter-creditor agreement. Accordingly, the Company has classified the balance due as non-current. Management intends to refinance this debt with long-term financing. Interest expense for 2002 and 2001 amounted to $303,750 and $278,437, respectively.

     BRIDGE NOTES PAYABLE

     In December 2001, the Company commenced an offering of units, each unit consisting of a $100,000 10% unsecured convertible promissory note and a warrant to purchase 14,000 shares of common stock at $0.71 per share. The purchase price per unit was $100,000. As of December 31, 2001, gross proceeds from this offering were $325,000. Proceeds of $55,250 were allocated to the warrants based on their estimated fair value and credited to additional paid-in capital. This amount was reflected as a discount against the notes payable and amortized to interest expense over the life of the notes. Interest expense and amortization expense for 2001 was $404 and $343, respectively. In January 2002, the Company received an additional $375,000 in gross proceeds from this offering. Proceeds of $63,750 were allocated to the warrants and credited to additional paid-in capital. Interest expense and amortization expense for 2002 was $21,202 and $118,657, respectively. In April and May 2002, all $700,000 of these notes were converted into Series B Preferred Stock.

6.   COMMITMENTS

     LEASE AGREEMENTS

     The Company leases office and warehouse space under operating leases expiring April 2006 and March 2015. The leases require the Company to pay for utilities, repairs and maintenance. Rent expense for 2002 and 2001 was $628,583 and $649,072, respectively. Minimum future lease payments at December 31, 2002 were $645,844 for 2003, $658,072 for 2004, $706,668 for
     2005, $560,556 for 2006, $480,000 for 2007 and $3,480,000 thereafter.

     EMPLOYMENT AGREEMENTS

     The Company has employment agreements with certain of its officers that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Board of Directors.


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   PREFERRED STOCK

     SERIES A

     On February 15, 2001, the Company sold 3,133,334 shares of Series A Preferred Stock for gross proceeds of $4,700,000. The Company also issued five year warrants to purchase 38,383 shares of common stock at $14.29 per share to the investors. The Company valued the warrants at $47,000. Commissions and expenses in connection with the placement were $331,932. Approximately 7.14 shares of Series A Preferred Stock were convertible to one share of common stock and the Series A Preferred Stock had a stated dividend of 8%.

     Able entered into an agreement that gave the investors the right to exchange the Series A Preferred Stock for shares of Able preferred stock. On February 22, 2001, an investor exchanged $1,000,000 of Series A Preferred Stock for $1,000,000 of Able preferred stock. The 666,667 shares of Series A Preferred Stock used to effect the exchange were immediately redeemed and retired by RxB for $950,000. In March 2001, the investors exchanged the remaining $3,700,000 of Series A Preferred Stock for Able preferred stock. Consequently, Able became the holder of the Company's 2,466,667 shares of Series A Preferred Stock after the exchange.

     On July 26, 2002, Able received 345,333 shares of RxBazaar, Inc. Series A Preferred Stock in the merger. (See Note 3). Each share of Series A Preferred Stock is convertible to one share of common stock and has a stated dividend of 8%. In September 2002, the Company issued 239,841 shares of common stock to Able in payment of $479,682 in accrued dividends. Able is entitled to receive additional shares of common stock, if Able receives less than $479,682 in proceeds on the sale of the 239,841 dividend shares. After Able receives $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to the Company. As a result of the indeterminate number of shares to be issued, the Company has recorded the issuance of the 239,841 shares at their par value of $240 and has a remaining dividend payable of $479,442 as of December 31, 2002. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock in exchange for the Company agreeing to register for resale the dividend shares, 238,000 shares of common stock held by Able and the common stock issuable on conversion of the Series A Preferred Stock. The registration statement for these shares was declared effective on September 30, 2002. Able has also agreed that it will not convert any convertible securities, if such conversion would result in Able owning more than 4.9% of the issued and outstanding common stock of the Company.

     SERIES B

     In March 2002, the Company commenced an offering of its Series B Preferred Stock at $2.00 per share. The Company received gross proceeds of $4,175,000 in 2002. Each share of Series B Preferred Stock is convertible to one share of common stock and has a stated dividend of 10%. The gross proceeds include conversion of $1,050,000 of notes payable and $50,000 of accrued expenses. Commissions and expenses in connection with the placement were approximately $160,500. On July 26, 2002, the holders of the Series B Preferred Stock received 2,087,500 shares of RxBazaar, Inc. Series B Preferred Stock in the merger. (See Note 3). On September 30, 2002, the Series B Preferred Stock was converted into 2,087,500 shares of common stock and the Company issued 92,964 shares of common stock in payment of $185,928 of accrued dividends on the Series B Preferred Stock. The 2,180,464 shares of common stock were registered for resale on September 30, 2002.

8.   COMMON STOCK

     The Company has a right of first refusal agreement with its founders, which gives the Company the right to reacquire any shares of common stock which the founder decides to sell. In addition, under restricted stock purchase agreements, if certain founders cease their employment with the Company then the Company has the right to reacquire the unvested shares, as defined in the stock purchase agreement, at the founder's original purchase price


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     per share. As of December 31, 2002, there were 26,250 unvested shares of common stock.

     On February 23, 2001, the Company completed a private placement of 142,721 units at approximately $10.71 per unit, each unit consisting of one share of common stock and a five year warrant to purchase one share of common stock at approximately $14.29 per share. The Company valued the warrants at $173,000. Gross proceeds of the offering were $1,529,000. Commissions and expenses in connection with the placement were $60,970.

     In March and May 2001, the Company exercised its option to repurchase and retire 150,500 shares of common stock issued to two founders who ceased working for the Company. The shares were repurchased at the original purchase price of approximately $.036 per share.

     On May 18, 2001, the Company received an additional $25,000 from an investor for the purchase of 2,333 units on the same terms as the February 23, 2001 private placement of units.

     On June 5, 2001, the Board of Directors approved the sale of 280,000 shares of common stock to a corporation owned by four new directors. Gross proceeds were $500,000. Legal fees and expenses in connection with the sale were $35,000.

     On June 8, 2001, the Company received $100,000 for the sale of 28,000 shares of common stock to an investor.

     In September to November 2001, the Company sold 355,180 units, each unit consisting of one share of common stock and a three year warrant to purchase one share of common stock at approximately $1.79 per share. The Company valued the warrants at $127,000. Gross proceeds of the offering were $634,250. Costs and expenses of the offering were $14,086.

9.   STOCK OPTION PLAN

     The Company has adopted two stockholder approved stock option plans and reserved 1,990,000 shares of common stock for issuance to employees, directors and consultants. Under the plans, the Board of Directors may grant stock options and restricted stock and determine the terms of the grant. No restricted stock was granted during 2002 or 2001. The following table summarizes the activity of options granted under the plans:

                                                                Years Ended December 31,
                                                 ------------------------------------------------------
                                                            2002                        2001
                                                 --------------------------  --------------------------
                                                                Weighted                    Weighted
                                                                Average                     Average
                                                   Shares    Exercise Price    Shares    Exercise Price
                                                 ----------  --------------  ----------  --------------
     Outstanding at beginning of year              134,750      $ 10.99        138,880      $  9.29
     Granted                                       278,950         1.79         52,150        10.71
     Exercised                                        --            --          (5,618)        0.36
     Forfeited                                     (11,550)        3.23        (50,662)        7.24
                                                 ---------                   ---------
       Outstanding at end of year                  402,150      $  4.83        134,750      $ 10.99
                                                 =========                   =========

     Exercisable at end of year                    181,209      $  5.03         31,422      $  9.94
                                                 =========                   =========

     Reserved for future grants at end of year   1,582,232                     349,632
                                                 =========                   =========

     Weighted-average fair value of options
       granted during the year                                  $  0.26                     $  1.93


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                               Years Ended December 31,
                                               ------------------------
                                                2002             2001
                                               -------          -------
     Dividend yield                             0.0%             0.0%
     Risk-free interest rate                    4.0%             5.0%
     Expected volatility                        0.0%             0.0%
     Expected lives                            4 years          4 years


                                                        December 31, 2002
                                    -----------------------------------------------------------
                                          Options Outstanding             Options Exercisable
                                    --------------------------------    -----------------------
                                               Weighted     Weighted                   Weighted
                                                Average     Average                    Average
                                               Remaining    Exercise      Number       Exercise
     Exercise Price                 Number       Life        Price      Exercisable     Price
     --------------                 -------    ---------    --------    -----------    --------
     $0.36                           21,980    7.3 years     $ 0.36       13,738        $ 0.36
     $1.79                          271,950    9.1             1.79      115,500          1.79
     $7.14                            3,500    7.4             7.14        2,188          7.14
     $10.71                          20,720    8.2            10.71        7,783         10.71
     $14.29                          84,000    7.8            14.29       42,000         14.29
                                    -------                              -------

     Outstanding at end of year     402,150    8.7 years     $ 4.83      181,209        $ 5.03
                                    =======                              =======

     In connection with 47,320 options granted at approximately $0.36 per share in 2000, the Company recorded unearned stock-based compensation of $321,100 based on a fair market value of $7.14 per share at the time of the grants. The Company is amortizing the unearned stock-based compensation over the vesting period of the options. Amortization expense for 2002 and 2001 was $37,287 and $55,351, respectively. In addition, unearned compensation of $8,016 and $116,212 was forfeited on resignation by certain employees during 2002 and 2001, respectively.

     In connection with 115,500 options granted in 2002 to consultants for services rendered, the Company valued these options at $82,500 and charged this amount to expense.

10.  COMMON STOCK WARRANTS AND NON-PLAN OPTIONS

     On September 29, 2000, the Company granted warrants to purchase 168,000 shares of common stock at approximately $17.86 per share to Able in consideration for services rendered. The warrants are exercisable through September 29, 2005. The warrants were valued at $300,000 and charged to expense in 2000.

     On October 23, 2000, the Company granted warrants to purchase 4,200 shares of common stock at approximately $14.29 per share as partial consideration for services rendered by an employment agency. The warrants are exercisable through October 23, 2005. The warrants were valued at $16,000 and charged to expense in 2000.

     On June 5, 2001, the Board of Directors granted non-plan stock options to purchase a total of 1,260,000 shares of common stock at approximately $1.79 per share to four new directors. The options become exercisable on December 31, 2001 and expire on June 5, 2008. The weighted average fair value of the options on the date of grant was approximately $.06 per share. On November 30, 2001, options to purchase 910,000 shares were cancelled in connection


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     with the resignation of two of these directors. On December 19, 2001, the Company issued a five year option to purchase 28,000 shares of common stock at approximately $1.79 per share to one of the former directors in connection with a mutual release. The Company valued the option at $12,000 and charged it to expense.

     On January 9, 2002, the Board of Directors granted non-plan stock options to purchase 238,000 shares of common stock at approximately $1.79 per share to two directors. The options become exercisable over two years from the date of the grant and expire on January 9, 2009. The weighted average fair value of the options on the date of grant was approximately $0.14 per share.

11.  COMMON STOCK RESERVED

     The Company has reserved shares of common stock at December 31, 2002 as follows:

          Convertible preferred stock                     345,333
          Stock option plans                            1,984,382
          Warrants                                        808,817
          Non-plan options                                616,000
          Contingent merger shares                      2,363,118
                                                        ---------

          Total                                         6,117,650
                                                        =========

     The Company may also be required to issue common stock on the conversion of its subordinated notes payable, if the holders elect to exercise their conversion rights (see Note 5) and may be required to issue additional common stock in satisfaction of its Series A Preferred Stock dividend agreement (see Note 7).

12.  MAJOR CUSTOMERS AND SUPPLIERS

     There were no major customers accounting for 10% or more in net sales for 2002 or 2001. In 2002, four major suppliers accounted for 18%, 15%, 13% and 10% of the Company's total purchases. During 2001, one major supplier
     (Able) accounted for 33% of the Company's total purchases.

13.  RELATED PARTY TRANSACTIONS

     FPP DISTRIBUTION, INC.

     During the first two months of 2001, the Company entered into certain transactions with FPP Distribution, Inc. ("FPP"), such as advances, expenses paid on behalf of and receipts collected for the affiliate. One of the founders and directors of the Company was an officer and director of Able Laboratories, Inc. ("Able"), and a former officer and director of the Company is an officer and director of Able. Able was the parent company of FPP until February 23, 2001 (see Note 4).

     During the first two months of 2001, the Company and FPP engaged in certain transactions for their mutual benefit that involved the use of each others' personnel and the use of FPP's facility. FPP acted as the fulfillment center for all sales made by the Company during the first two months of 2001. No monetary value was assigned to the transactions involving the use of each others' personnel and the use of the distribution facility.

     In addition, RxB acted as an agent with respect to sales and purchases made on behalf of FPP in the amount of $276,542 during the first two months of 2001. The Company records revenue in accordance with the Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." Accordingly, the Company has reduced its net sales and purchases by $276,542 in 2001.


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     ABLE LABORATORIES, INC.

     During 2001, the Company reimbursed Able for office space and other services amounting to $34,013. (See Note 12.) During 2002, the Company recognized other income of $306,864 for information technology consulting services provided to Able.

     CONSULTING SERVICES

     The Chairman of the Board provides consulting services to the Company. Consulting expense for 2002 and 2001 amounted to $152,000 and 168,000, respectively. At December 31, 2002 and 2001, the Company had accounts payable to the Chairman, for services and expenses, amounting to $132,570 and $167,670, respectively.

     A corporation owned by a stockholder of the Company also provides consulting services. Consulting expense for 2002 and 2001 amounted to $114,583 and $125,000, respectively. At December 31, 2001, the Company had accrued expenses of $52,083 to this corporation.

     An officer of the Company provides consulting services to the Company. Consulting fees for 2002 and 2001 were $68,247 and $55,000, respectively. At December 31, 2002 and 2001, the Company had accrued expenses of $96,247 and $55,000, respectively, to this officer.

14.  INCOME TAXES

     There was no provision for income taxes for 2002 and 2001 due to the Company's net operating losses. The difference between the statutory Federal income tax rate of 34% and the Company's effective tax rate is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

     The components of the net deferred tax asset at December 31, 2002 and 2001 are as follows:

                                                 2002           2001
                                             -----------    -----------
          Deferred tax asset:
            Federal                          $ 4,720,000    $ 3,202,000
            State                              1,180,000        809,000
                                             -----------    -----------
                                               5,900,000      4,011,000
          Valuation reserve                   (5,900,000)    (4,011,000)
                                             -----------    -----------

          Net deferred tax asset             $        --    $        --
                                             ===========    ===========


     The following differences give rise to deferred income taxes at December 31, 2002 and 2001.

                                                 2002           2001
                                             -----------    -----------
          Net operating loss carryforward    $ 5,500,000    $ 4,005,000
          Other                                  400,000          6,000
                                             -----------    -----------
                                               5,900,000      4,011,000
          Valuation reserve                   (5,900,000)    (4,011,000)
                                             -----------    -----------

          Net deferred tax asset             $        --    $        --
                                             ===========    ===========


                       See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The increases in the valuation reserve are due to the Company's net operating losses.

     As of December 31, 2002, the Company has federal and state net operating loss carryforwards of approximately $13,000,000. Federal and state net operating loss carryforwards expire in varying amounts beginning in 2015 and 2005, respectively.

     Use of net operating loss carryforwards is subject to annual limitations based on ownership changes in the Company's common stock as defined by the Internal Revenue Code.

15.  EMPLOYEE BENEFIT PLAN

     In February 2001, the Company adopted a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for all employees. Employees who have attained the age of 21 may elect to reduce their current compensation, subject to certain limitations, and have that amount contributed to the 401(k) Plan. The Company matches 25% of employee contributions not to exceed 6% of employee compensation, subject to certain limitations. Employee contributions to the 401(k) Plan are fully vested at all times and all Company contributions become vested over a period of five years. In 2002 and 2001, the Company made matching contributions of $12,046 and $16,091, respectively.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2002 and 2001, the Company's financial instruments consist of notes payable (see Note 5). The carrying value of the notes payable approximate their fair value as these instruments bear interest at market rates.


                       See independent auditors' report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers as of January 31, 2003 were:

     NAME                           AGE   POSITIONS HELD
     ----------------------------   ---   -------------------------------------------------
     C. Robert Cusick............   56    Chief Executive Officer and Chairman of the Board
     James W. Stahly.............   54    President and Chief Operating Officer
     Catherine M. Frost..........   42    Vice President, Corporate Development
     Richard S. O'Hara...........   42    Vice President, Business Development
     Vanett Marshall.............   45    Vice President, Sales and Purchasing
     Bruce Warwick...............   46    Secretary and Treasurer
     Anand Adya..................   34    Vice President, Chief Technology Officer
     Robert Cawthorn.............   67    Director(1)(2)
     Handel Evans................   67    Director(1)(2)
     Shikhar Ghosh...............   46    Director(1)(2)

     _______________

     (1) Member of the Audit Committee
     (2) Member of the Compensation Committee

     The principal occupations and brief summary of the background of each Director and executive officer of RxBazaar during the past five years is as follows:

     C. Robert Cusick is a co-founder of RxBazaar and has served as the Chairman of the Board of Directors and Chief Executive Officer since October 2000. Mr. Cusick served as the Chairman of the Board of Able Laboratories, Inc., a generic drug manufacturing and distributing company, from February 1999 to March 2002, and was Able's Chief Executive Officer from February 1999 until October 2001. He served as the Chief Executive Officer of International Murex Technology Corporation, a worldwide manufacturer and distributor of diagnostic tests, from November 1997 until June 1998, when Murex was acquired by Abbott Laboratories. Prior to joining Murex, Mr. Cusick was Vice President of San Francisco 49ers, Ltd. where he was responsible for commercial development and non-football related players' activities. Mr. Cusick is a Certified Public Accountant with over 30 years of diversified experience in finance, real estate, medical and professional sports sectors.

     James W. Stahly has served as our President and Chief Operating Officer since October 2000. From November 1994 until February 2000, he served as president of North American Dental Group Operations in the U.S. for Henry Schein, Inc., a wholesaler of healthcare products.

     Catherine M. Frost has served as a consultant to RxBazaar since 2000 and has served as the Vice President of Corporate Development since March 2001. In June 1998, she began consulting for Able Laboratories, Inc. and from June 2001 to May 2002 she served as Vice President of Investor Relations. Ms. Frost has for over fifteen years provided management and corporate development consulting for companies in a variety of industries. From October 1987 until June 1998, Ms. Frost served as Vice President and Special Assistant to the Chief Executive Officer and President at International Murex Technology Corporation. Ms. Frost studied finance and public affairs at the University of Southern California and computer science at California State University, Fullerton.

     Richard S. O'Hara, Jr., has served as our Vice President, Business Development, since June 2001. He brings to the Company over 18 years experience in healthcare sales and distribution, with the last 8 years focused on pharmaceutical sales and distribution. At the beginning of his career, he spent ten years at Becton-Dickinson, the premier sales organization in healthcare, in a variety of positions including sales representative to Regional Sales Manager with responsibilities that including hiring and training sales reps in the lucrative New England and New York Region, and National Account Manager with special emphasis on large drug store chains including Walgreens, Target, Kmart and Rite-Aid. He subsequently held National Account Manager positions with Eon Labs, Mova Laboratories and Rosemont Pharmaceuticals with varying responsibilities that covered generic and branded pharmaceuticals and large wholesalers, drug store chains and nursing home providers. Mr. O'Hara holds a Bachelor's degree from Ohio Wesleyan University and an MBA from Northeastern University.

     Vanett Marshall has served as our Vice President of Sales and Purchasing since February 2001 and as Vice President of Purchasing and Merchandising of FPP Distribution since May 1997. From July 1995 until May 1997, she served as National Sales Manager of FPP Distribution. She has over seventeen years experience in the generic pharmaceutical industry, including experience in sales, management and procurement.

     Bruce Warwick has served as our Secretary and Controller since May 2000 and as Treasurer since March 2001. Mr. Warwick is a Certified Public Accountant with 20 years of experience in public accounting and four years of financial management in private industry. From 1988 until May 2000, Mr. Warwick was employed at Wolf & Company, P.C., a large regional public accounting and business consulting firm, most recently as a principal. Mr. Warwick is a graduate of Bentley College with a Bachelor of Science in Accounting and a Master of Science in Taxation. He is licensed as a Certified Public Accountant in Massachusetts and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

     Anand Adya has served as our Vice-President of Information Technology and Chief Technology Officer since March 2000. From January 1998 until January 2000, Mr. Adya was a senior manager at Andersen Consulting, and from January 1996 until December 1997, he was a principal consultant at Price Waterhouse, LLP. Mr. Adya was responsible for designing and developing CRM technology solutions, data warehousing, sales force automation, and internet and client/server development projects. Mr. Adya holds a Masters of Business Administration from Indian Institute of Management Lucknow, India and a Bachelor of Science in Mechanical Engineering from Walchand College of Engineering, Sangli India.

     Robert E. Cawthorn has served as a director since June 2001. From February 1997 until June 2001, he served as a managing director at DLJ Merchant Banking. He retired as chief executive officer of Rhone-Poulenc Rorer Inc. in May 1995 and as chairman in May 1996, after nearly four decades in the pharmaceutical, biotechnology and animal health industries. Mr. Cawthorn is a director of Charles River Laboratories International, Inc. and Chairman of Actelion Ltd. Mr. Cawthorn is a graduate of Cambridge University, England.

     Handel E. Evans has served as a director since June 2001. Since December 1999, Mr. Evans has served as the Chairman of Equity Growth Research Ltd., a company providing financial services principally to health care companies in Europe. Mr. Evans has 40 years' experience in the pharmaceutical industry and was the founder and former Executive Chairman of Pharmaceutical Marketing Services Inc. and Walsh International Inc., companies providing marketing services to the pharmaceutical industry. Prior to 1988, Mr. Evans was a co-founder and senior executive of IMS International Inc., the leading information supplier to the industry. Mr. Evans is a director of Allergan Inc., Cambridge Laboratories, Inc., and previously of SmithKline Beecham.

     Shikhar Ghosh is a co-founder of RxBazaar and has served as a director since January 2000. Since 1998 he has served as the Chief Executive Officer of Verilytics, Inc. Mr. Ghosh was a founder of Open Market, Inc., where he served as Chairman of the Board from December 1995 to December 2000, and as President and Chief Executive Officer from December 1995 to December 2000. Mr. Ghosh is also a director of Fairmarket, Inc., a publicly-traded company. Mr. Ghosh graduated with a Master of Business Administration from Harvard Business School and holds an undergraduate degree from the University of Bombay, India.

COMMITTEES OF THE BOARD OF DIRECTORS

     The board of directors currently has two standing committees: audit and compensation. The Audit Committee is responsible for overseeing all of our financial functions, including matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee acts pursuant to a written charter. The Compensation Committee is responsible for determining the compensation of our executive officers and also administrates the stock option plans. Presently, each of our outside directors serves as a member of the Audit Committee and the Compensation Committee.

     The Board of Directors met five times in fiscal 2002. All of the Directors attended at least 75% of the meetings.

     The Board of Directors has standing Audit and Compensation/Option
Committees.

     The Audit Committee reviews with the Company's independent public accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. In November 2002, the Board of Directors and the Audit Committee approved and adopted an amended Audit Committee Charter.

DIRECTORS' COMPENSATION

     We do not pay directors any cash compensation for their services as members of the board of directors or any committee of the board, however, this issue of director compensation is under consideration. We reimburse directors for out-of-pocket expenses incurred in attending board and committee meetings.

     We have granted stock options to our non-employee directors in consideration of their service on the board. On June 5, 2001, we granted each of Handel Evans and Robert Cawthorn a stock option to purchase 175,000 shares of common stock. These options have an exercise price of approximately $1.79 per share, and became exercisable in full on December 31, 2001. In January 2002, we granted each of Handel Evans and Robert Cawthorn a stock option to purchase 119,000 shares of common stock. These options have an exercise price of approximately $1.79 per share. The options will become exercisable in equal annual installments on the first and second anniversaries of the date of grant.

     The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's Stock Option Plans.

COMPLIANCE WITH SECTION 16 (A)

     Based solely on its review of copies of Forms 3 and 4 received by it or representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2002, there was compliance with
Section 16 (a) filing requirements applicable to its officers, directors and 10% stockholders.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for services rendered in all capacities for the fiscal years ended December 31, 2002, 2001 and 2000 of our chief executive officer and the four most highly compensated executive officers other than the chief executive officer, who are referred to in this section as the "named executive officers."

     Other than as described in the table below, we did not pay any executive officer any compensation, including incidental personal benefits, in excess of 10% of such executive officer's salary.

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                     ANNUAL COMPENSATION                AWARDS
                                             -------------------------------------   ------------
                                                                                      SECURITIES
                                   FISCAL                            OTHER ANNUAL     UNDERLYING
NAME AND PRINCIPAL POSITION         YEAR      SALARY      BONUS      COMPENSATION      OPTIONS
---------------------------        ------    --------    -------    --------------    -----------
C. Robert Cusick                    2002     $     --         --    $152,000(1)(2)
  Chief Executive Officer           2001           --         --     168,000(1)(2)          --
  and Chairman of the Board         2000           --         --      96,000(1)(2)          --

James W. Stahly                     2002      181,731    $22,500       6,778(3)         42,000
  President and Chief               2001      175,000     37,500       3,889(3)             --
  Operating Officer                 2000       33,654         --          --            84,000

Anand Adya                          2002      148,010         --          --            28,000
  Vice President, Chief             2001      142,894         --          --                --
  Technology Officer                2000      108,750         --          --                --

Bruce Warwick                       2002      135,288         --          --            28,000
  Treasurer and Secretary           2001      136,634         --          --                --
                                    2000       88,308         --          --            21,000

Richard O'Hara                      2002      100,519     75,000          --            10,500
  Vice President,                   2001       48,228(4)      --          --                --
  Business Development
___________________

(1) Mr. Cusick's services as Chief Executive Officer and Chairman are currently provided pursuant to a consulting arrangement.
(2) In 2000, we paid Mr. Cusick $48,000 and accrued an additional $48,000 in consulting fees. In 2001, we paid Mr. Cusick $56,000 and accrued an additional $112,000 in consulting fees. In 2002, we paid Mr. Cusick $152,000 in consulting fees plus $30,000 that had been accrued in prior years.
(3) Consists of expenses related to an automobile provided for Mr. Stahly's use.
(4)  Mr. O'Hara became an executive officer in June 2001.

EMPLOYMENT AGREEMENTS

     James Stahly. On October 23, 2000, we entered into an employment agreement with Mr. Stahly, with an initial term of four years subject to annual extensions thereafter. Under this employment agreement, Mr. Stahly serves as our president at an annual base salary of $175,000. In addition, Mr. Stahly may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. Mr. Stahly is eligible to receive an annual performance bonus targeted at $75,000 based upon certain objectives to be agreed upon by the board of directors and Mr. Stahly. He was also granted options to purchase 84,000 shares of common stock, which vest over four years. Mr. Stahly is entitled to terminate his employment at any time upon at least 30 days' written notice to us. In the event we terminate Mr. Stahly without cause, we will offer him a six- month consulting agreement with a compensation package comparable to the package he receives pursuant to his employment agreement and the number of options equal to that which is to vest at the next scheduled vesting date, will vest. Upon termination of Mr. Stahly's employment due to his death or disability, options to purchase an additional 5,250 shares of common stock will vest. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of 12 months after termination of employment, Mr. Stahly is subject to a non-competition provision.

     Bruce Warwick. On May 15, 2000, we entered into an employment agreement with Mr. Warwick in substantially the same form as that described for Mr. Stahly. Mr. Warwick serves as the controller, treasurer and secretary at a base annual salary of $140,000. He was also granted an option to purchase 21,000 shares of common stock, which vests over four years.

     Anand Adya. On April 3, 2000, RxBazaar entered into an employment agreement with Anand Adya in substantially the same form as that described for Mr. Stahly. Mr. Adya serves as the chief technology officer and vice president at an annual base salary of $145,000.

OPTION GRANTS

--------------------------------------------------------------------------------------------------------
OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                          Individual                                Potential Realized
                                            Grants                                   Value at Assumed
                                                                                   Annual Rates of Stock
                                                                                  Price Appreciation for
                                                                                        Option Term

          (a)                 (b)            (c)            (d)          (e)         (f)          (g)

          Name             Number of      % of Total     Exercise    Expiration     5% ($)      10% ($)
                           Securities      Options/      on Base        Date
                           Underlying        SARs         Price
                            Options/      Granted to      ($/Sh)
                              SARs       Employee(s)
                          Granted (#)   in Fiscal Year
--------------------------------------------------------------------------------------------------------
C. Robert Cusick......         -              -              -            -           -            -

James W. Stahly.......       42,000         25.7%           $1.79      1/27/12      $55,860     $124,740

Anand Adya............       28,000         17.1%            1.79      1/27/12       37,240       83,160

Bruce Warwick.........       28,000         17.1%            1.79      1/27/12       37,240       83,160

Richard O'Hara........       10,500          6.4%            1.79      1/27/12       13,965       31,185


OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth certain information regarding exercisable and unexercisable stock options held as of December 31, 2002 by each of the named executive officers. The value of unexercised in-the-money options has been calculated by determining the difference between the exercise price per share payable upon exercise of such options and $2.00, the amount that the directors have selected to use to represent the fair market value of one share of common stock for the purpose of the table. No stock options were exercised by named executive officers during 2002.

                          FISCAL YEAR-END OPTION VALUES

                                    NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                OPTIONS AT FISCAL YEAR-END (#)        AT FISCAL YEAR-END ($)

NAME                            EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-----------------------------   ----------      -------------     -----------     -------------
C. Robert Cusick.............          --               --               --               --
James W. Stahly..............      42,000           84,000               --           $8,820
Anand Adya...................          --           28,000               --            5,880
Bruce Warwick................      13,125           35,875          $21,525           18,795
Richard O'Hara...............          --           10,500               --            2,205

STOCK OPTION PLANS

     Summary of the 2000 Stock Option/Restricted Stock Plan

     The following summary of the 2000 Stock Option/Restricted Stock Plan is qualified in its entirety by reference to the 2000 plan.

     The 2000 plan authorizes: (i) the grant of options to purchase common stock intended to qualify as incentive stock options, as defined in Section 422 of the Internal Revenue Code, and (ii) the grant of non-statutory stock options. The exercise price of incentive stock options granted under the 2000 plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of incentive options granted to an optionee who owns stock possessing more than 10% of the voting power of the outstanding capital stock must equal at least 110% of the fair market value of the common stock on the date of grant.

     The 2000 plan is administered by the Compensation Committee. The committee selects the individuals to whom options are granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2000 plan. Incentive options may be granted under the 2000 plan to employees, including officers and directors who are also employees, of RxBazaar or any of our subsidiaries. All of our employees are eligible to participate in the 2000 plan. Non-statutory options may be granted under the 2000 plan to employees, officers, individuals providing services to us and directors, whether or not they are employees. Neither incentive options nor non-statutory options granted under the 2000 plan may be repriced, whether by the reduction of their respective exercise prices or by their cancellation and replacement.

     No options may extend for more than ten years from the date of grant (five years in the case of an optionee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of RxBazaar or any subsidiary). The aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive options which first become exercisable by an employee or officer in any calendar year may not exceed $100,000.

     Options are non-transferable except by will or by the laws of descent or distribution and are exercisable, during the optionee's lifetime, only by the optionee. Options generally may not be exercised after: (i) termination of the optionee's employment by us for cause, (ii) thirty days after termination of the optionee's employment by us without cause or by the optionee voluntarily, (iii) ninety days following the optionee's retirement in good standing by reason of age or disability under the then established rules of the company, and (iv) one year following an optionee's death if the optionee's death occurs prior to termination of the optionee's employment.

     Payment of the exercise price of the shares subject to the option may be made with: (i) certified or bank check for an amount equal to the option price for such shares, (ii) with the consent of the committee, delivery of such documentation as the committee and the broker, if applicable, will require to effect an exercise of the option and delivery to us of the sale or loan proceeds required to pay the option price, (iii) with the consent of the committee, such other consideration which is acceptable to the committee and has a fair market value equal to the option price of such shares, or (iv) with the consent of the committee, a combination of the foregoing.

     Summary of the 2002 Stock Incentive Plan

     The following summary of the 2002 Stock Incentive Plan is qualified in its entirety by reference to the 2002 plan.

     The 2002 plan authorizes: (i) the grant of options to purchase common stock intended to qualify as incentive stock options, as defined in Section 422 of the Internal Revenue Code, (ii) the grant of non-statutory stock options; and (iii) the grant of restricted stock awards entitling the recipient to acquire, for a purchase price determined by the board, shares of Common Stock subject to such restrictions and conditions as the board may determine at the time of grant, including continued employment and/or achievement of pre-established performance goals and objectives. The exercise price of incentive stock options granted under the 2002 plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of incentive options granted to an optionee who owns stock possessing more than 10% of the voting power of the outstanding capital stock must equal at least 110% of the fair market value of the common stock on the date of grant.

     The 2002 plan is administered by the Compensation Committee. The Committee selects the individuals to whom options are granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2002 plan. Incentive options may be granted under the 2002 plan to employees, including officers and directors who are also employees, of RxBazaar or any of our subsidiaries. All of our employees are eligible to participate in the 2002 plan. Non-statutory options may be granted under the 2002 plan to employees, officers, individuals providing services to the company and directors, whether or not they are employees.

     No options may extend for more than ten years from the date of grant (five years in the case of an optionee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of RxBazaar or any subsidiary). The aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive options which first become exercisable by an employee or officer in any calendar year may not exceed $100,000.

     Options are non-transferable except by will or by the laws of descent or distribution and are exercisable, during the optionee's lifetime, only by the optionee. Options generally may not be exercised after: (i) termination of the optionee's employment for cause, (ii) thirty days after termination of the optionee's employment without cause or by the optionee voluntarily, and (iii) one year following an optionee's death if the optionee's death occurs prior to termination of the optionee's employment. Additionally, a non-statutory option shall be subject to all of the foregoing provisions, and may also be exercised so long as the optionee maintains a relationship with the company as a director, consultant or adviser, unless the option agreement provides otherwise.

     Payment of the exercise price for the shares subject to an option under the 2002 plan may be made by delivery of cash or a check to the order of the company in an amount equal to the exercise price of such option, or, to the extent provided in the applicable option agreement, (i) by delivery to the company of shares of common stock of the company already owned by the optionee for a period of six months and having a fair market value equal in amount to the exercise price of the options being exercised, (ii) a personal recourse note issued by the optionee to the company in a principal amount equal to such aggregate exercise price and with such other terms, including interest rate and maturity, as the company may determine in its discretion, (iii) by any other means which the board of directors determines are consistent with the purpose of the plan and with applicable laws and regulations or (iv) by any combination of such methods of payment. Restricted stock agreements may provide for the payment of any purchase price in any manner approved by the board of directors at the time it authorizes the grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Company's Compensation/Option Committee are Robert Cawthorn, Handel Evans and Shikhar Ghosh, none of whom is an executive officer or employee of the Company or its subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) and (b) Security Ownership.

     The following table sets forth, as of January 31, 2003, certain information regarding the beneficial ownership of the Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

              OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                   SHARES BENEFICIALLY OWNED (1)
                                                   -----------------------------
NAME/ADDRESS OF BENEFICIAL OWNER*                     NUMBER           PERCENT
----------------------------------------------     ------------      -----------
Able Laboratories, Inc. ......................     2,116,174(2)        27.14%(2)
  6 Hollywood Court
  South Plainfield, NJ  07080

Dhananjay G. Wadekar .........................       317,332(3)         5.14%
  c/o Able Laboratories, Inc.
  6 Hollywood Court
  South Plainfield, NJ  07080

C. Robert Cusick .............................       700,925(4)        11.34%

James Stahly .................................       151,084(5)         2.41%

Catherine M. Frost............................       118,857(6)         1.91%

Anand Adya....................................        95,157(7)         1.54%

Bruce Warwick ................................        34,528(8)           **

Robert Cawthorn ..............................       410,679(9)         6.41%

Handel Evans .................................       384,500(10)        6.00%

Shikhar Ghosh ................................       690,892(11)       11.22%

Vanett Marshall...............................         5,075(12)          **

Richard S. O'Hara.............................         2,625(13)          **

All directors and officers of RxBazaar
  as a group (ten persons)....................     2,594,322(14)       37.71%

_______________________

* Unless indicated, the address is c/o RxBazaar, Inc., 1385 Kemper Meadow Drive, Cincinnati, Ohio 45240.
**  Indicates less than 1%.

(1) As of January 31, 2003, based on 6,160,280 shares of Common Stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of Common Stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and convertible securities, such as the Series A Preferred Stock, held by that person that are currently exercisable, or become exercisable within 60 days of January 31, 2003, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information as to each person has been furnished by such person.
(2) Includes (i) 345,333 shares underlying conversion of Series A Preferred Stock, (ii) 239,841 shares issued in payment of accrued dividends on the Series A Preferred Stock, (iii) 168,000 shares under exercisable warrants and (iv) 1,125,000 shares estimated to be issuable upon conversion of $2,250,000 of notes held by Able. Able has the right to convert the notes into shares of Common Stock at the then-current market value of the Common Stock. Able has entered into an agreement under which it may not convert or exercise any preferred stock or other right to obtain shares of Common Stock unless immediately after such exercise or conversion it held 4.9% or less of all issued and outstanding Common Stock.
(3) Includes (i) 9,333 shares held by Mr. Wadekar's spouse, as to which he disclaims beneficial ownership, and (ii) 18,666 shares under exercisable warrants (including a warrant for 9,333 shares held by Mr. Wadekar's spouse).
(4)  Includes 18,667 shares under exercisable warrants.
(5) Includes (i) 57,750 shares under exercisable options and (ii) 46,667 shares underlying exercisable warrants.
(6)  Includes 66,500 shares under exercisable options.
(7) Includes (i) 7,000 shares under exercisable options and (ii) 4,157 shares underlying exercisable options held by Mr. Adya's spouse, as to which shares he disclaims beneficial ownership.
(8)  Includes 21,438 shares under exercisable options.
(9)  Includes 244,500 shares under exercisable options.
(10) Includes (i) 140,000 shares held by the Dragon Trust, which Evans is the beneficiary of, and (ii) 244,500 shares under exercisable options.
(11) Includes (i) 420,000 shares held jointly by Shikhar Ghosh and his spouse and (ii) 140,000 shares held by Shikhar Ghosh Irrevocable Trust.
(12) Includes 5,075 shares under exercisable options.
(13) Includes 2,625 shares under exercisable options.
(14) Includes 718,879 shares underlying exercisable options and warrants.

(c)  Changes in Control

     None

(d)  Securities authorized for issuance under equity compensation plans.

                                              (a)                     (b)                                (c)
                                  Number of securities to be   Weighted average            Number of securities remaining
                                    issued upon exercise of     exercise price of           available for future issuance
                                     outstanding options,     outstanding options,         under equity compensation plans
         Plan category               warrants and rights      warrants and rights   (excluding securities reflected in column (a))
Equity compensation plans
  approved by security
  holders (1)                               402,150                  $4.83                           1,582,232
Equity compensation plans not
  approved by security
  holders (2)                               616,000                   1.79                              -0-
                                          ---------                                                  ---------
Total                                     1,018,150                  $2.99                           1,582,232
                                          =========                                                  =========

(1)  Includes the 2000 Stock Option/Restricted Stock Plan and 2002 Stock Incentive Plan.

(2)  Includes grants by the Board of Directors of non-plan options to directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH ABLE LABORATORIES

     Various relationships exist between us and Able Laboratories, Inc. (formerly known as DynaGen, Inc.) As of December 31, 2002, Able beneficially owned 477,841 shares, or approximately 7.8%, of our outstanding common stock, and also owned all 345,333 outstanding shares of the Series A Preferred Stock, convertible into 345,333 shares of common stock. Able acquired the Series A Preferred Stock pursuant to an agreement it entered into with the former holders of our Series A Preferred Stock on February 15, 2001. That agreement gave the holders of our Series A Preferred Stock the right to exchange the shares of Series A Preferred Stock for shares of Able's Series O Preferred Stock. In February and March 2001, the holders of shares of our Series A Preferred Stock exchanged such shares for shares of Able's Series O Preferred Stock. Able also holds a warrant to purchase an additional 168,000 shares of RxBazaar's common stock at a price of approximately $17.86 per share.

     Able is currently the only holder of our Series A Preferred Stock. The Series A Preferred Stock paid a dividend to holders of such stock, provided, however, that certain conditions must be satisfied, pursuant to our Financing and Security Agreement with our senior lender. On September 10, 2002, we issued 239,841 shares of Common Stock to Able Laboratories in payment of $479,682 in accrued dividends on our Series A Preferred Stock. We agreed to issue Able additional shares of Common Stock if Able receives less than $479,682 in proceeds from the sale of these shares and Able agreed to return any unsold shares after Able receives proceeds totaling $479,682. Able has waived their right to any future dividends.

     C. Robert Cusick, our chief executive officer and a director, was a director of Able from February 1999 until March 2002 and, until October 2001, was the chief executive officer of Able. Dhananjay G. Wadekar, a director of RxBazaar until February 2002, is also the president, chief executive officer, and a director of Able.

     On February 23, 2001, pursuant to an agreement between RxBazaar, Able and FPP Distribution, Inc., a wholly-owned subsidiary of Able formerly known as Superior Pharmaceutical Company, we acquired FPP Distribution from Able in a cash merger. We paid Able $4,000,000, and assumed Able's existing 13.5% senior subordinated debt in the amount of $2,250,000. Able remained liable as a guarantor of the subordinated debt. On June 14, 2002, Able purchased the subordinated debt. Able has the option to convert such debt, in whole or in part, into shares of our common stock. Further, RxBazaar agreed to register for resale any shares of its common stock issued upon conversion of the subordinated debt. Able has entered into an agreement under which it may not convert or exercise any preferred stock or other right to obtain shares of common stock unless immediately after such exercise or conversion it held less than 4.9% of all issued and outstanding common stock. The purchase price and terms of the merger were determined in arms-length negotiations between the parties.

     RxBazaar and Able's former subsidiary FPP Distribution, Inc. assisted each other in developing their businesses. Before we acquired FPP, FPP acted as our fulfillment center for all sales made by us through our on-line marketplace. Subsequent to our acquisition of FPP, Able continued to sell products to us through FPP. In 2002 and 2001, we purchased approximately $951,000 and $6,008,000, respectively, of products from Able. As of December 31, 2002, we had accounts payable of approximately $554,000 to Able.

     We sublease an office, including utilities, in Needham, MA from Able on an oral at-will no rent basis. During 2002, we recognized other income of $306,864 for information technology consulting services provided to Able.

TRANSACTIONS WITH DIRECTORS AND OFFICERS

     We were party to a Services Agreement dated February 5, 2001 with Verilytics, Inc. for hosting services and the purchase of certain equipment. Shikhar Ghosh, a stockholder and director, was a director and the chief executive officer of Verilytics, Inc. The Services Agreement was terminated in March 2001 by mutual agreement of the parties. In April 2002, we agreed to settle the balance due under the original agreement by issuing $200,000 of Series B Preferred Stock and paying the balance of $45,379 in cash on closing of the Series B Preferred Stock placement.

     In February, 2001, C. Robert Cusick, Dhananjay G. Wadekar, Neeta Wadekar (Dhananjay G. Wadekar's spouse), and James Stahly each purchased shares of our common stock at approximately $10.71 per share.

     We are party to a Liquidation Assistance Agreement dated February 23, 2001 with C. Robert Cusick, James W. Stahly, FPP Distribution, and The CIT Group/Business Credit, Inc., FPP Distribution's senior lender. If CIT declares an event of default under the Financing and Security Agreement and thereafter commences a liquidation process, each of Messrs. Cusick and Stahly agree to assist in the liquidation so long as we continue to pay them their standard compensation.

     On June 5, 2001, RxSupply Chain Partners, LLC, purchased 280,000 shares of our common stock at a price of approximately $1.79 per share. Handel Evans and Robert Cawthorn, directors of RxBazaar, are members of RxSupply Chain Partners. Rx Supply Chain Partners later distributed these shares to Messrs. Evans and Cawthorn for no additional consideration.

     On June 5, 2001, we granted non-plan stock options to purchase a total of 1,260,000 shares of Common Stock at approximately $1.79 per share to four new directors. On November 30, 2001, options to purchase 910,000 shares of Common Stock were cancelled in connection with the resignation of two of these directors. We subsequently issued 28,000 options to one of the resigning directors.

     On November 8, 2001, James Stahly purchased units at approximately $1.79 per unit for gross proceeds to us of $50,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at approximately $1.79 per share.

     On January 9, 2002, the board of directors authorized the grant of options to purchase 119,000 shares of Common Stock to each of Handel Evans and Robert Cawthorn at approximately $1.79 per share.

     On April 11, 2002, Robert Cawthorn, C. Robert Cusick, Shikhar Ghosh, Catherine Frost and Bruce Warwick purchased an aggregate of 337,500 shares of Series B Preferred Stock for cash and conversion of outstanding debt at $2.00 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits, including those incorporated by reference.

Exhibit No.    Description
-----------    -----------

3.1 Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on April 11, 2002 (filed as Exhibit
               3.1 to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2/A, File No. 333-39044 (the "2002 Form SB-2"), filed with the Securities and Exchange Commission on April 15, 2002, and incorporated herein by reference).

3.2 Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on July 26, 2002 (filed as
               Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002 (the "August Form 8-K, and incorporated herein by reference).

3.3 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (filed as Exhibit 3.3 to the August 2002 Form 8-K filed, and incorporated herein by reference).

3.4 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (filed as Exhibit 3.4 to the August 2002 Form 8-K, and incorporated herein by reference).

3.5 Amended and Restated Bylaws (filed as Exhibit 3.2 to the 2002 Form SB-2, and incorporated herein by reference).

10.1 Agreement and Plan of Merger among RxBazaar, RxBazaar.com Acquisition Corp., Superior Pharmaceutical Company and DynaGen, Inc. dated October 20, 2000 (filed as Exhibit 10.1 to the 2002 Form SB-2, and incorporated herein by reference).

10.2 First Amended and Restated Secured Promissory Note issued by RxBazaar and issued to FINOVA Mezzanine Capital Inc. in the amount of $1,500,000 dated February 23, 2001 (filed as Exhibit
               10.2 to the 2002 Form SB-2, and incorporated herein by reference).

10.3 First Amended and Restated Secured Promissory Note issued by RxBazaar and issued to Argosy Investment Partners, L.P. in the amount of $750,000 dated February 23, 2001 (filed as Exhibit 10.3 to the 2002 Form SB-2, and incorporated herein by reference).

10.4 Revolving Loan Promissory Note issued by Superior Pharmaceutical Company and issued to The CIT Group/Business Credit, Inc. the amount of $12,500,000 dated February 23, 2001 (filed as Exhibit
               10.4 to the 2002 Form SB-2, and incorporated herein by reference).

10.5 Form of 10% unsecured promissory note issued by RxBazaar on January 15, 2002 (filed as Exhibit 10.5 to the 2002 Form SB-2, and incorporated herein by reference).

10.6 Warrant to purchase 1,200,000 shares of common stock of RxBazaar at $2.50 per share issued to Able Laboratories, Inc. dated September 29, 2000 (filed as Exhibit 10.6 to the 2002 Form SB-2, and incorporated herein by reference).

10.7 Form of warrant to purchase shares of common stock of RxBazaar at $2.00 per share dated February 23, 2001 (filed as Exhibit 10.7 to the 2002 Form SB-2, and incorporated herein by reference).

10.8 Form of warrant to purchase shares of common stock of RxBazaar at $.25 per share issued November 8, 2001 (filed as Exhibit 10.8 to the 2002 Form SB-2, and incorporated herein by reference).

10.9 Form of warrant to purchase shares of common stock of RxBazaar at $.10 per share issued January 15, 2002 (filed as Exhibit 10.9 to the 2002 Form SB-2, and incorporated herein by reference).

10.12 Form of Right of First Refusal Agreement between RxBazaar and the parties listed thereto dated October 25, 1999 (filed as Exhibit
               10.12 to the 2002 Form SB-2, and incorporated herein by reference).

10.13 Form of Stock Purchase Agreement to purchase shares of common stock of RxBazaar at $1.00 per share (filed as Exhibit 10.13 to the 2002 Form SB-2, and incorporated herein by reference).

10.14 Form of Stock Purchase Agreement to purchase shares of common stock of RxBazaar at $2.00 per share (filed as Exhibit 10.14 to the 2002 Form SB-2, and incorporated herein by reference).

10.15 Securities Purchase Agreement between RxBazaar and Kenilworth LLC and The Endeavor Capital Investment Fund S.A. dated February 15, 2002, to purchase 3,133,333 shares of Series A Convertible Preferred Stock of RxBazaar (filed as Exhibit 10.15 to the 2002 Form SB-2, and incorporated herein by reference).

10.16 Form of Securities Purchase Agreement to purchase units at $1.50 per unit, each unit consisting of one share of common stock and a warrant to purchase an additional share of common stock dated February 2001 (filed as Exhibit 10.16 to the 2002 Form SB-2, and incorporated herein by reference).

10.17 Form of Subscription Agreement between RxBazaar and the signatories thereto to purchase units, each unit consisting of one share of common stock and one common stock purchase warrant at $.25 per unit, dated November 8, 2001 (filed as Exhibit 10.17 to the 2002 Form SB-2, and incorporated herein by reference).

10.18 Form of Subscription Agreement between RxBazaar and the signatories thereto to purchase units, each unit consisting of a 10% $100,000 unsecured convertible promissory note and warrant to purchase an additional 100,000 shares of common stock dated January 15, 2002 (filed as Exhibit 10.18 to the 2002 Form SB-2, and incorporated herein by reference).

10.19 Subscription Agreement between RxBazaar and RxSupply Chain Partners, LLC dated June 13, 2001 to purchase 2,000,000 shares of Common Stock of RxBazaar (filed as Exhibit 10.19 to the 2002 Form SB-2, and incorporated herein by reference).

10.20 RxBazaar Series B Preferred Stock Subscription Agreement and Investment Letter dated February 2002 (filed as Exhibit 10.20 to the 2002 Form SB-2, and incorporated herein by reference).

10.21 Employment Agreement between RxBazaar and Anand Adya dated April 3, 2000 (filed as Exhibit 10.21 to the 2002 Form SB-2, and incorporated herein by reference).

10.22 Employment Agreement between RxBazaar and Bruce Warwick dated May 15, 2000 (filed as Exhibit 10.22 to the 2002 Form SB-2, and incorporated herein by reference).

10.23 Employment Agreement between RxBazaar and James Stahly dated October 23, 2000 (filed as Exhibit 10.23 to the 2002 Form SB-2, and incorporated herein by reference).

10.24 Form of Employee Non-Disclosure Agreement and Intellectual Property Assignment Agreement (filed as Exhibit 10.24 to the 2002 Form SB-2, and incorporated herein by reference).

10.25 2000 Stock Option/Restricted Stock Plan (filed as Exhibit 10.25 to the 2002 Form SB-2, and incorporated herein by reference).

10.26 2002 Stock Incentive Plan (filed as Exhibit 10.26 to the 2002 Form SB-2, and incorporated herein by reference).

10.27 Commercial Lease Agreement between SPC Properties Limited and Superior Pharmaceutical Company (filed as Exhibit 10.27 to the 2002 Form SB-2, and incorporated herein by reference).

10.28 Lease Agreement between Scott F. Orton, John H. Thigpen, III and RxBazaar dated April 25, 2001 (filed as Exhibit 10.28 to the 2002 Form SB-2, and incorporated herein by reference).

10.29 Financing and Security Agreement among The CIT Group/Business Credit, Inc., Superior Pharmaceutical Company and RxBazaar dated February 23, 2001 (filed as Exhibit 10.29 to the 2002 Form SB-2, and incorporated herein by reference).

10.30 RxBazaar Guaranty pursuant to Financing and Security Agreement among The CIT Group/Business Credit, Inc., Superior Pharmaceutical company and RxBazaar dated February 23, 2001 (filed as Exhibit 10.30 to the 2002 Form SB-2, and incorporated herein by reference).

10.31 Pledge Agreement between RxBazaar and The CIT Group/Business Credit, Inc. dated February 23, 2001 (filed as Exhibit 10.31 to the 2002 Form SB-2, and incorporated herein by reference).

10.32 Form of Liquidation Assistance Agreement among each of Wadekar, Stahly, Cusick, and Superior Pharmaceutical Company, RxBazaar, and The CIT Group/Business Credit, Inc. dated February 23, 2001 (filed as Exhibit 10.32 to the 2002 Form SB-2, and incorporated herein by reference).

10.33 First Amended and Restated Loan Agreement between DynaGen, Inc., RxBazaar, Superior Pharmaceutical Company, Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. dated February 23, 2001 (filed as Exhibit 10.33 to the 2002 Form SB-2, and incorporated herein by reference).

10.34 Security Agreement between RxBazaar and FINOVA Mezzanine Capital Inc. dated February 23, 2001 (filed as Exhibit 10.34 to the 2002 Form SB-2, and incorporated herein by reference).

10.35 Pledge and Security Agreement between RxBazaar and FINOVA Mezzanine Capital Inc. dated February 23, 2001 (filed as Exhibit
               10.35 to the 2002 Form SB-2, and incorporated herein by reference).

10.36 Assignment and Assumption Agreement among DynaGen, Inc., Able Laboratories, Inc. and Superior Pharmaceutical Company dated February 23, 2001 (filed as Exhibit 10.36 to the 2002 Form SB-2, and incorporated herein by reference).

10.37 Guaranty and Pledge Agreement dated February 15, 2001 between DynaGen, Inc. RxBazaar, Kenilworth LLC, Infusion Capital Investment corp. and Ocean Marketing Corp. (filed as Exhibit
               10.37 to the 2002 Form SB-2, and incorporated herein by reference)

10.38 Agreement with Able Laboratories, Inc. dated September 9, 2002 (filed as Exhibit 10.38 to the 2002 Form SB-2, and incorporated herein by reference).

21*            List of Company's subsidiaries.

99.1* Certification by Registrant's Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification by Registrant's Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________
* Filed herewith

(b)  Reports on Form 8-K:

     None

ITEM 14. CONTROLS AND PROCEDURES

     The Company has disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) to ensure that material information relating to the Company and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2003.

RXBAZAAR, INC.

By:  /s/ C. Robert Cusick
     ------------------------------------
     C. Robert Cusick
     Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                          DATE
---------                                         -----                          ----
/s/ C. Robert Cusick               Chairman of the Board and Chief          March 28, 2003
------------------------------     Executive Officer
C. Robert Cusick                   (Principal Executive Officer)


/s/ Bruce C. Warwick               Treasurer                                March 28, 2003
------------------------------     (Principal Financial and Accounting
Bruce C. Warwick                   Officer)


/s/ Robert Cawthorn                Director                                 March 28, 2003
------------------------------
Robert Cawthorn


/s/ Handel Evans                   Director                                 March 28, 2003
------------------------------
Handel Evans


/s/ Shikhar Ghosh                  Director                                 March 28, 2003
------------------------------
Shikhar Ghosh

                                  CERTIFICATION

I, C. Robert Cusick, Chairman and Chief Executive Officer, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of RxBazaar, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                           /s/ C. Robert Cusick
                                               --------------------------
                                               C. Robert Cusick
                                               Chairman and Chief
                                               Executive Officer

                                  CERTIFICATION

I, Bruce C. Warwick, Treasurer, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of RxBazaar, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                           /s/ Bruce C. Warwick
                                               --------------------------
                                               Bruce C. Warwick
                                               Treasurer

                                  EXHIBIT INDEX

EXHIBIT
-------

21        Subsidiaries of the Registrant

99.1      Certification by Registrant's Principal Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

99.2      Certification by Registrant's Principal Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.