Form 10QSB
period 2003-03-31
RXBAZAAR INC
filed 2003-05-15
CIK 1115295

DRAFT 2
                                                                    MAY 2, 2003

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 5-78407
                           ___________________________

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

                                                         Yes  /X/    No  ____

The number of shares outstanding of the issuer's single class of common stock as of April 30, 2003 was 6,160,280.

Transitional Small Business Disclosure Format (check one) Yes____    No  /X/


================================================================================

                                 RXBAZAAR, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                              NUMBER

Facing Page.......................................................................................................1
Table of Contents.................................................................................................2

PART I.  FINANCIAL INFORMATION(*)

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets....................................................................3
         Condensed Consolidated Statements of Loss................................................................4
         Condensed Consolidated Statements of Changes In Stockholders' Equity (Deficit)...........................5
         Condensed Consolidated Statements of Cash Flows..........................................................6
         Notes To Condensed Consolidated Financial Statements.....................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation...............................................11

Item 3.  Controls and Procedures.................................................................................13

PART II - OTHER INFORMATION

Item 5.  Other Information.......................................................................................14

Item 6.  Exhibits and Reports on Form 8-K........................................................................14

SIGNATURES.......................................................................................................15

CERTIFICATIONS...................................................................................................16


________________
(*)  The financial information at December 31, 2002 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               RXBAZAAR, INC. AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                      ASSETS

                                                                                       March 31,        December 31,
                                                                                         2003             2002
                                                                                         ----             ----

Current assets:
   Cash and cash equivalents                                                      $       23,448     $     480,228
   Accounts receivable - less allowance for doubtful accounts of $566,683 and
     $394,996                                                                          3,421,161         3,922,853
   Inventory                                                                           2,951,260         3,776,323
   Prepaid expenses and other current assets                                             261,084           159,028
                                                                                         -------           -------
         Total current assets                                                          6,656,953         8,338,432
                                                                                       ---------         ---------

Property and equipment, net                                                              519,833           573,103
                                                                                         -------           -------

Other assets:
   Deferred financing costs, net                                                         148,977           185,148
   Customer lists, net of accumulated amortization of $883,750 and $777,700            1,237,233         1,343,283
   Deposits                                                                               16,543            16,543
                                                                                          ------            ------
         Total other assets                                                            1,402,753         1,544,974
                                                                                       ---------         ---------
                                                                                  $    8,579,539     $  10,456,509
                                                                                  ==============     =============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable                                                                  $    2,923,352     $   3,781,416
   Accounts payable                                                                    4,535,922         4,502,798
   Accrued expenses and other current liabilities                                        759,084           631,049
   Preferred dividends payable                                                           479,442           479,442
                                                                                         -------           -------
         Total current liabilities                                                     8,697,800         9,394,705
Subordinated notes payable                                                             2,250,000         2,250,000
                                                                                       ---------         ---------
         Total liabilities                                                            10,947,800        11,644,705
                                                                                      ----------        ----------

Stockholders' equity (deficit):
   Preferred stock, at liquidation value, $.001 par value, 10,000,000 shares authorized:
     Series A, 345,333 shares issued                                                   3,700,000         3,700,000
   Common stock, $.001 par value, 75,000,000 shares authorized, 6,160,280
     shares issued                                                                         6,160             6,160
   Additional paid-in capital                                                         10,222,966        10,222,966
   Accumulated deficit                                                               (16,255,618)      (15,066,231)
   Unearned stock-based compensation                                                     (41,769)          (51,091)
                                                                                         -------           -------
         Total stockholders' deficit                                                  (2,368,261)       (1,188,196)
                                                                                      ----------        ----------
                                                                                  $    8,579,539    $   10,456,509
                                                                                  ==============    ==============


                           See accompanying notes to unaudited condensed consolidated financial statements.


                                                     RXBAZAAR, INC. AND SUBSIDIARY
                                               CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                                              (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------
                                                                                        2003                2002
                                                                                        ----                ----
Sales, net                                                                       $    12,614,328    $    3,614,346
Cost of sales                                                                         11,875,559         2,958,960
                                                                                      ----------         ---------
         Gross profit                                                                    738,769           655,386
                                                                                         -------           -------

Operating expenses:
   Sales and marketing                                                                   421,883           340,083
   Information technology                                                                145,991           203,730
   General and administrative                                                          1,234,778         1,459,749
                                                                                       ---------         ---------
         Total operating expenses                                                      1,802,652         2,003,562
                                                                                       ---------         ---------

         Operating loss                                                               (1,063,883)       (1,348,176)
                                                                                      ----------        ----------

Other income (expense):
   Interest and financing expense                                                       (168,299)         (242,073)
   Miscellaneous income (expense), net                                                    42,795            99,245
                                                                                      ----------        ----------
         Other income (expense), net                                                    (125,504)         (142,828)
                                                                                      ----------        ----------

         Net loss                                                                     (1,189,387)       (1,491,004)

Dividends on preferred stock                                                                  --            74,000

         Net loss applicable to common stock                                     $    (1,189,387)   $   (1,565,004)
                                                                                 ===============    ==============

Net loss per share - basic                                                       $        (0.19)    $        (0.47)
                                                                                 ==============      =============

Weighted average shares outstanding                                                    6,160,280         3,333,969
                                                                                       =========         =========


                           See accompanying notes to unaudited condensed consolidated financial statements.



                                                     RXBAZAAR, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                                    STOCKHOLDERS' EQUITY (DEFICIT)
                                              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                              (UNAUDITED)

                                                                                                          Unearned
                                   Preferred          Common Stock        Additional     Accumulated    Stock-based
                                     Stock         Shares      Amount   Paid-in Capital    Deficit       Compensation      Total
                                     -----         ------      ------   ---------------    -------       ------------      -----

Balance, December 31, 2001        $ 3,700,000     3,333,969   $ 3,334   $ 5,886,529     $ (10,053,655)   $ (96,394)   $  (560,186)
Sale of preferred stock               425,000            --        --            --                --           --        425,000
Stock options and warrants                 --            --        --       146,250                --           --        146,250
 issued
Amortization of unearned                   --            --        --            --                --        9,321          9,321
  compensation
Forfeiture of unearned                     --            --        --        (8,016)               --        8,016             --
  compensation
Preferred dividends accrued                --            --        --            --           (74,000)          --        (74,000)
Net loss                                   --            --        --            --        (1,491,004)          --     (1,491,004)
                                  -----------     ---------   -------   -----------     -------------    ---------    -----------

Balance, March 31, 2002           $ 4,125,000     3,333,969   $ 3,334   $ 6,024,763     $ (11,618,659)   $ (79,057)   $(1,544,619)
                                  ===========     =========   =======   ===========     =============    =========    ===========

Balance, December 31, 2002        $ 3,700,000     6,160,280   $ 6,160   $10,222,966     $ (15,066,231)   $ (51,091)   $(1,188,196)
Amortization of unearned                   --            --        --            --                --        9,322          9,322
  compensation
Net loss                                   --            --        --            --        (1,189,387)          --     (1,189,387)
                                  -----------     ---------   -------   -----------     -------------    ---------    -----------
Balance, March 31, 2003           $ 3,700,000     6,160,280   $ 6,160   $10,222,966     $ (16,255,618)   $ (41,769)   $(2,368,261)
                                  ===========     =========   =======   ===========     =============    =========    ===========


                           See accompanying notes to unaudited condensed consolidated financial statements.

                                                     RXBAZAAR, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ----------------------------------
                                                                                       2003                2002
                                                                                ---------------     --------------
Cash flows from operating activities:
   Net loss                                                                      $   (1,189,387)    $    (1,491,004)
   Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:
     Depreciation and amortization                                                      197,312             259,495
     Amortization of unearned compensation                                                9,322               9,321
     Stock options issued for services                                                       --              82,500
     (Increase) decrease in operating assets:
         Accounts receivable                                                            501,692             425,238
         Inventory                                                                      825,063           1,013,656
         Prepaid expenses and other current assets                                     (102,056)             33,516
     Increase (decrease) in operating liabilities:
         Accounts payable                                                                33,124            (304,721)
         Accrued expenses and other current liabilities                                 128,035             284,994
                                                                                        -------             -------
                  Net cash provided by (used for) operating activities                  403,105             312,995
                                                                                        -------             -------

Cash flows from investing activities:
   Purchase of property and equipment                                                    (1,821)               (200)
   Decrease in deposits                                                                      --               3,320
                                                                                        -------             -------
                  Net cash provided by (used for) investing activities                   (1,821)              3,120
                                                                                        -------             -------
Cash flows from financing activities:
   Net change in line of credit                                                        (858,064)         (1,061,730)
   Proceeds from notes payable and warrants                                                  --             375,000
   Payments on notes payable                                                                 --             (25,000)
   Proceeds from sale of stock                                                               --             425,000
                                                                                        -------             -------
                  Net cash provided by (used for) financing activities                 (858,064)           (286,730)
                                                                                        -------             -------

Net change in cash and cash equivalents                                                (456,780)             29,385
Cash and cash equivalents at beginning period                                           480,228             176,840
                                                                                        -------             -------

Cash and cash equivalents at end of period                                       $       23,448     $       206,225
                                                                                 ==============     ===============

Supplemental cash flow information:
   Interest paid                                                                 $      105,829     $       105,767
   Preferred dividends accrued                                                               --              74,000


                           See accompanying notes to unaudited condensed consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS AND BASIS OF PRESENTATION

     RxBazaar, Inc. (the "Company" or "RxBazaar"), formerly known as SB Merger Corp., was incorporated January 3, 2000 in the State of Delaware. On July 26, 2002, the Company completed its merger with RxB, Inc. ("RxB") and the historical financial statements of RxB became the historical financial statements of the combined entity. RxB, formerly known as RxBazaar, Inc., was incorporated on October 25, 1999 in the State of Delaware. On September 30, 2002, RxB was merged into the Company. The Company distributes brand and generic pharmaceuticals and other medical supplies. On February 23, 2001, RxB acquired a wholly-owned subsidiary, FPP Distribution, Inc. ("FPP") which was formerly known as Superior Pharmaceutical Company. FPP distributes brand and generic pharmaceuticals. All significant intercompany balances and transactions have been eliminated in consolidation.

     The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

     The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

     REVERSE STOCK SPLIT AND MERGER RATIO

     On January 31, 2002, RxB's stockholders approved a 1-for-5 reverse stock split of the common shares. On July 26, 2002, in connection with the merger agreement with RxBazaar, RxB's stockholders approved a merger ratio in which 0.7 shares of RxBazaar common stock were issued for each share of RxB common stock. All common stock information presented herein has been retroactively adjusted to reflect the 1-for-5 reverse stock split and the 0.7-for-1 merger ratio.

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

     The Company applies Opinion No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                            2003                2002
                                                                            ----                ----
         Net loss - as reported                                      $   (1,189,387)      $  (1,491,004)
         Add stock-based employee compensation under APB
           No. 25                                                             9,322               9,321
         Deduct stock-based employee compensation under
           SFAS No. 123                                                     (36,721)            (34,828)
                    ---                                                     -------             -------
         Pro forma net loss                                          $   (1,216,786)      $  (1,516,511)
                                                                     ==============       =============

         Basic net loss per share - as reported                      $       (0.19)       $      (0.47)
                                                                     -------------        ------------

         Basic net loss per share - pro forma                        $       (0.20)       $      (0.48)
                                                                     -------------        ------------


     NET LOSS PER SHARE

     Basic loss per share represents loss applicable to common stock divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants (determined using the treasury stock method), preferred stock and convertible debt. The assumed conversion of outstanding dilutive stock options, warrants and preferred stock would increase the shares outstanding but would not require an adjustment to net loss as a result of the conversion. For all periods presented, options, warrants, preferred stock and convertible debt were anti-dilutive and excluded from the net loss per share computation.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 March 31,         December 31,
                                                                    2003               2002
                                                                    ----               ----
     Computer hardware and software                          $     723,993      $   722,172
     Furniture, fixtures and equipment                             280,850          280,850
     Leasehold improvements                                         28,713           28,713
                                                                    ------           ------
                                                                 1,033,556        1,031,735
     Less accumulated depreciation and amortization               (513,723)        (458,632)
                                                                  --------         --------
                                                             $     519,833      $   573,103
                                                             =============      ===========

3.   NOTES PAYABLE

     Notes payable consist of the following:

                                                                March 31,        December 31,
                                                                  2003              2002
                                                                  ----              ----

         Notes payable, officers and directors               $      40,000    $      40,000
         Line-of-credit                                          2,883,352        3,741,416
         Subordinated notes payable                              2,250,000        2,250,000
                                                                 ---------        ---------
                           Total                                 5,173,352        6,031,416

         Less current portion                                    2,923,352        3,781,416
                                                                 ---------        ---------

                           Long-term debt                    $   2,250,000    $   2,250,000
                                                             =============    =============



     NOTES PAYABLE, OFFICERS AND DIRECTORS


     In March 2000, the Company borrowed $250,000 from its officers and directors under 10% unsecured promissory notes. The notes are currently due on demand.

     LINE-OF-CREDIT

     On February 23, 2001, the Company and FPP entered into an asset-based line-of-credit agreement with a lender for $12,500,000 secured by a lien on substantially all assets. Borrowings under the line are based on eligible accounts receivable and inventory and have been classified as a current liability. The line bears interest at prime plus 1% (5.25% at March 31, 2003) and matures on February 23, 2004. At March 31, 2003, the Company was current with its payments on the line but in default of certain loan covenants.

     SUBORDINATED NOTES PAYABLE

     On February 23, 2001, in connection with the acquisition of FPP, the Company assumed senior subordinated notes payable totaling $2,250,000 and bearing interest at 13.5% per annum payable monthly. The notes mature on June 17, 2004. The notes payable are secured by a second lien on substantially all assets, were guaranteed by Able Laboratories, Inc. ("Able") and are subject to an inter-creditor agreement with the Company's asset-based lender. On June 14, 2002, Able purchased the debt. Able has the option to convert the debt into common stock of the Company at the current market value of the common stock. Able has agreed that it will not convert the notes if such conversion would result in Able owning more than 4.9% of the Company's common stock. The Company is current with its payments on these notes but is in default of certain loan covenants. The Company is prohibited from making any principal payments on the notes without the approval of the asset-based lender and Able has subordinated its rights with respect to defaults to the asset-based lender pursuant to the terms of the inter-creditor agreement. Accordingly, the Company has classified the balance due as non-current. Management intends to refinance this debt with long-term financing.

4.   PREFERRED STOCK

     On July 26, 2002, the holder of the Series A Preferred Stock, Able, received 345,333 shares of RxBazaar, Inc. Series A Preferred Stock in the merger. Each share of Series A Preferred Stock is convertible to one share of common stock and had a stated dividend of 8%. In September 2002, the Company issued 239,841 shares of common stock to Able in payment of $479,682 in accrued dividends. Able is entitled to receive additional shares of common stock, if Able receives less than $479,682 in proceeds on the sale of the 239,841 dividend shares. After Able receives $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to the Company. As a result of the indeterminate number of shares to be issued, the Company has recorded the issuance of the 239,841 shares at their par value of $240 and has a remaining dividend payable of $479,442 as of March 31, 2003. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock in exchange for the Company agreeing to register for resale the dividend shares, 238,000 shares of common stock held by Able and the common stock issuable on conversion of the Series A Preferred Stock. The registration statement for these shares was declared effective on September 30, 2002. Able has also agreed that it will not convert any convertible securities, if such conversion would result in Able owning more than 4.9% of the issued and outstanding common stock of the Company.

5.   SUBSEQUENT EVENTS

     In April 2003, the Company commenced an offering of units at a purchase price per unit of $100,000. Each unit consists of a $100,000 10% unsecured convertible promissory note due the earlier of (i) April 2005 or (ii) 90 days after the Company raises $6 million, and a warrant to purchase 10,000 shares of common stock at $2.75 per share exercisable through April 2008. The note is convertible to common stock at $2.50 per share. As of April 30, 2003, the Company had received $725,000 in gross proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     We launched our www.rxbazaar.com website, and commenced sales, in April 2000. Our initial operations were funded through loans from officers and directors and private placements of common stock. We also arranged for FPP Distribution, Inc., then known as Superior Pharmaceutical Company, to act as our fulfillment center for all of our sales. FPP Distribution was a wholly-owned subsidiary of Able Laboratories, Inc. We purchased FPP Distribution on February 23, 2001 for $4,000,000 in cash and the assumption of $2,250,000 in subordinated debt. At the same time, we entered into a $12,500,000 line of credit, secured by all of our assets. On completion of the FPP Distribution acquisition, we lacked sufficient working capital to operate our business. We continued to seek additional financing.

     CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based on management's historical experience, the terms of existing agreements, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies including inventory valuation, revenue recognition and accounts receivable allowances, software development costs and impairment of long-lived assets are each discussed in more detail in our Annual Report on Form 10-KSB.

     RESULTS OF OPERATIONS

     Events Affecting Revenues and Results of Operations

     Our revenues and results of operations have been significantly affected, and are likely to continue to be affected, by a shortage of working capital. We need working capital to buy inventory, since our business depends on having a sufficient amount of enough different products to attract customers and generate sales. The sale of $4,175,000 of Series B Preferred Stock in the second quarter of 2002 significantly improved our working capital. With the additional working capital generated by our sale of Series B Preferred Stock, we were able to increase our inventory purchases and we were able to attract additional potential sellers of products to post items for sale on the rxbazaar.com website. As of April 1, 2002, we had 693 different products posted for sale on our website, with a total listed sales value of $4.7 million. Following completion of our private placement of Series B Preferred Stock, as of March 31, 2003, we had improved the breadth of product offerings posted on the website to a total of 4,918 different items with a total listed value of over $310 million. Management believes that the increase in items posted for sale is an indication of continued and growing interest in our online marketplace among potential sellers, and makes the site more attractive to buyers. The increase in items posted for sale, however, does not directly effect our financial condition or results of operations. Unless we are able to attract additional buyers to our website and increase sales, we will not be able to operate profitably.

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

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net sales for the three months ended March 31, 2003 were $12,614,328 compared to $3,614,346 for the three months ended March 31, 2002. The $8,999,982 or 249.0% increase is due to an improvement in our ability to adequately stock our warehouse and our growing internet sales and greater recognition in the market place. Our internet sales were $8,261,779 or 65.5% of net sales for the three months ended March 31, 2003 compared to $810,605 or 22.4% of net sales for the three months ended March 31, 2002.

     Cost of sales for the three months ended March 31, 2003 was $11,875,559 or 94.1% of net sales, compared to $2,958,960 or 81.9% of net sales for the three months ended March 31, 2002. The decrease in the gross profit margin is a result of the product mix for the quarter. In 2003, we sold primarily brand pharmaceuticals which have lower gross margins. These sales have increased our customer base and attracted buyers to our internet site. Our margins are affected by our ability to buy pharmaceutical products at favorable prices and the mix of products between brand and generic pharmaceuticals.

     Sales and marketing expenses for the three months ended March 31, 2003 were $421,883 or 3.3% of sales compared to $340,083 or 9.4% of sales for the three months ended March 31, 2002. These expenses include the salaries and commissions of our telemarketing staff, advertising and trade show expenses. The $81,800 increase in expenses is primarily due to a $78,761 increase in salaries and commissions resulting from our 249.0% increase in sales.

     Information technology expenses were $145,991 for the three months ended March 31, 2003 compared to $203,730 for the three months ended March 31, 2002. These expenses include the salaries of information technology staff and other technology costs. The $57,739 decrease in expenses is primarily due to a decrease of $36,254 in salaries. Salaries decreased as a result of a decrease in staff.

     General and administrative expenses for the three months ended March 31, 2003 were $1,234,778 compared to $1,459,749 for the three months ended March 31, 2002. The $224,971 decrease in expenses is primarily due to decreases of $143,997 in legal fees and $220,346 in consulting fees offset by increases in other areas.

     Other income (expense) for the three months ended March 31, 2003 was $(125,504) compared to $(142,828) for the three months ended March 31, 2002. Interest and financing expenses decreased to $168,299 for the three months ended March 31, 2003 compared to $242,073 for the three months ended March 31, 2002. The $73,774 decrease in interest expense is primarily due to decreased interest on the debt which was converted to Series B Preferred Stock during the 2002 second quarter. Miscellaneous income decreased to $42,795 for the three months ended March 31, 2003 compared to $99,245 for the three months ended March 31, 2002. The decrease in miscellaneous income is primarily due to information technology consulting fees of $42,735 earned in the current period compared to fees of $79,860 earned in the prior period.

     We incurred a net loss for the three months ended March 31, 2003 of $1,189,387 compared to a net loss of $1,491,004 for the three months ended March 31, 2002. Net loss applicable to common stock for the three months ended March 31, 2003 was $1,189,387 or $0.19 per share compared to $1,565,004 or $0.47 per share for the three months ended March 31, 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our working capital requirements primarily through the sale of common and preferred stock and through borrowings against our asset-based line of credit. At March 31, 2003, we had a working capital deficit of $2,040,847, compared to working capital deficits of $1,056,273 and $1,146,273 at December 31, 2002 and 2001, respectively. The $984,574 decrease in working capital from December 31, 2002 to March 31, 2003 is primarily due to the net loss of $1,189,387 being offset by noncash expenses. At March 31, 2003, we had a stockholders' deficit of $2,368,261 compared to a stockholders' deficit of $1,188,196 at December 31, 2002. During 2002, we raised $4,175,000 through the sale of preferred stock, including the conversion of $1,100,000 of debt and accrued expenses into preferred stock.

     In September 2002, we issued 239,841 shares of common stock to Able Laboratories in payment of $479,682 in accrued dividends on our Series A Preferred Stock. We agreed to issue Able additional shares of common stock if Able receives less than $479,682 in proceeds from the sale of these shares and Able agreed to return any unsold shares after Able receives proceeds totaling $479,682. As a result of the indeterminate number of shares to be issued, the Company has recorded the issuance of the 239,841 shares at their par value of $240 and has a remaining dividend payable of $479,442 as of March 31, 2003. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock. The Company has no obligation to pay cash dividends on preferred stock.

     In April 2003, the Company commenced an offering of units at a purchase price per unit of $100,000. Each unit consists of a $100,000 10% unsecured convertible promissory note and a warrant to purchase 10,000 shares of common stock at $2.75 per share. The note is convertible to common stock at $2.50 per share. As of April 30, 2003, the Company had received $725,000 in gross proceeds.

     Based on our operating plans, management believes that as of April 30, 2003, our borrowing ability under our asset-based line of credit, will be sufficient to fund our working capital needs for the next four months. We are currently seeking to raise additional capital through the private placement of debt or equity securities to a limited group of qualified investors. We also plan to continue to seek additional financing to pay off our subordinated notes and improve our overall financial condition. However, we can give no assurance that we will be able to obtain such financing on satisfactory terms, and if we are successful in obtaining financing it might be highly dilutive to current stockholders. Our failure to obtain additional financing on satisfactory terms could require us to curtail our operations and could have a potential adverse impact on our results of operations.

     FORWARD-LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, reference is made to the section "Risk Factors" beginning on page 7 to the Prospectus, dated September 30, 2002, to the Company's Form SB-2 (No. 333-99403). The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. Our disclosure controls and procedures are controls and other procedures we designed to help us record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. C. Robert Cusick, our Chief Executive Officer, and Bruce Warwick, our Treasurer, supervised and participated in this evaluation. Based on this evaluation, the evaluating officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

     (b) Internal controls. Since the date of the evaluation described above, we have not made any significant changes in our internal controls relating to accounting and financial reporting or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Our Chief Executive Officer and our Treasurer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits:

   10.1*           Form of Subscription Agreement

   10.2*           Form of 10% Unsecured Convertible Bridge Note

   10.3*           Form of Common Stock Purchase Warrant

   99.1*           Certification Pursuant to Section 906 of the Sarbanes -
                   Oxley Act of 2002

   99.2*           Certification Pursuant to Section 906 of the Sarbanes -
                   Oxley Act of 2002

   *Filed herewith

   Reports on Form 8-K:

   None.

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

                                       RXBAZAAR, INC.
                                       Registrant


                                       By: /s/ C. Robert Cusick
                                          ------------------------------------
                                          C. Robert Cusick
                                          Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


                                       By:  /s/ Bruce C. Warwick
                                          ------------------------------------
                                            Bruce C. Warwick
                                            Treasurer
                                            (Principal Financial and Accounting
                                             Officer)

Date:  May 15, 2003

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

Date:    May 15, 2003
                                       /s/ C. Robert Cusick
                                       -----------------------------------
                                       C. Robert Cusick
                                       Chairman and Chief Executive Officer

I, Bruce C. Warwick, Treasurer, certify that:

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

Date:    May 15, 2003
                                       /s/ Bruce C. Warwick
                                       -----------------------------------
                                       Bruce C. Warwick
                                       Treasurer

                                                             EXHIBIT INDEX

   Exhibits:

   10.1*           Form of Subscription Agreement

   10.2*           Form of 10% Unsecured Convertible Bridge Note

   10.3*           Form of Common Stock Purchase Warrant

   99.1*           Certification Pursuant to Section 906 of the Sarbanes -
                   Oxley Act of 2002

   99.2*           Certification Pursuant to Section 906 of the Sarbanes -
                   Oxley Act of 2002

*Filed herewith