Form 10QSB
period 2003-06-30
RXBAZAAR INC
filed 2003-08-14
CIK 1115295

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 5-78407

                           ---------------------------

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

                                                              Yes   X    No
                                                                   ---       ---

The number of shares outstanding of the issuer's single class of common stock as of July 31, 2003 was 6,160,280.

Transitional Small Business Disclosure Format (check one)     Yes        No   X
                                                                   ---       ---

================================================================================

                                 RXBAZAAR, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER

Facing Page....................................................................1
Table of Contents..............................................................2

PART I.  FINANCIAL INFORMATION*

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets.................................3
         Condensed Consolidated Statements of Loss.............................4
         Condensed Consolidated Statements of Changes In Stockholders'
         Equity (Deficit)......................................................5
         Condensed Consolidated Statements of Cash Flows.......................6
         Notes To Condensed Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............11

Item 3.  Controls and Procedures..............................................14

PART II - OTHER INFORMATION

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURES....................................................................16

CERTIFICATIONS................................................................17


----------------
(*) The financial information at December 31, 2002 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          RXBAZAAR, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                     June 30,        December 31,
                                                                       2003              2002
                                                                   -------------     ------------
Current assets:
   Cash and cash equivalents                                       $      12,568     $    480,228
   Accounts receivable - less allowance for doubtful accounts
     of $299,096 and $394,996                                          3,081,194        3,922,853
   Inventory                                                           3,313,925        3,776,323
   Prepaid expenses and other current assets                             167,821          159,028
                                                                   -------------     ------------
         Total current assets                                          6,575,508        8,338,432
                                                                   -------------     ------------

Property and equipment, net                                              468,834          573,103
                                                                   -------------     ------------

Other assets:
   Deferred financing costs, net                                         112,806          185,148
   Customer lists, net of accumulated amortization of $989,800
     and $777,700                                                      1,131,183        1,343,283
   Deposits                                                               16,543           16,543
                                                                   -------------     ------------
         Total other assets                                            1,260,532        1,544,974
                                                                   -------------     ------------
                                                                   $   8,304,874     $ 10,456,509
                                                                   =============     ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                                   $   4,890,722     $  3,781,416
   Accounts payable                                                    4,871,450        4,502,798
   Accrued expenses and other current liabilities                        737,405          631,049
   Preferred dividends payable                                           479,442          479,442
                                                                   -------------     ------------
         Total current liabilities                                    10,979,019        9,394,705
Long-term debt                                                         1,085,876        2,250,000
                                                                   -------------     ------------
         Total liabilities                                            12,064,895       11,644,705
                                                                   -------------     ------------

Stockholders' equity (deficit):
   Preferred stock, at liquidation value, $.001 par value,
     10,000,000 shares authorized:
     Series A, 345,333 shares issued                                   3,700,000        3,700,000
   Common stock, $.001 par value, 75,000,000 shares authorized,
     6,160,280 shares issued                                               6,160            6,160
   Additional paid-in capital                                         10,239,626       10,222,966
   Accumulated deficit                                               (17,673,360)     (15,066,231)
   Unearned stock-based compensation                                     (32,447)         (51,091)
                                                                   -------------     ------------
         Total stockholders' deficit                                  (3,760,021)      (1,188,196)
                                                                   -------------     ------------
                                                                   $   8,304,874    $  10,456,509
                                                                   =============    =============


See accompanying notes to unaudited condensed consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                           -----------------------------      ------------------------------
                                                                2003            2002               2003             2002
                                                           -------------    ------------      -------------     ------------
Sales, net                                                 $  11,259,881    $  5,544,776      $  23,874,209     $  9,159,122
Cost of sales                                                 10,655,517       4,986,873         22,531,076        7,945,833
                                                           -------------    ------------      -------------     ------------
         Gross profit                                            604,364         557,903          1,343,133        1,213,289
                                                           -------------    ------------      -------------     ------------

Operating expenses:
   Sales and marketing                                           385,966         337,889            807,849          677,972
   Information technology                                        161,606         186,135            307,597          389,865
   General and administrative                                  1,336,497       1,249,697          2,571,275        2,709,446
                                                           -------------    ------------      -------------     ------------
         Total operating expenses                              1,884,069       1,773,721          3,686,721        3,777,283
                                                           -------------    ------------      -------------     ------------

         Operating loss                                       (1,279,705)     (1,215,818)        (2,343,588)      (2,563,994)
                                                           -------------    ------------      -------------     ------------

Other income (expense):
   Interest and financing expense                               (209,381)       (212,733)          (377,680)        (454,806)
   Miscellaneous income (expense), net                            71,344          49,347            114,139          148,592
                                                           -------------    ------------      -------------     ------------
         Other income (expense), net                            (138,037)       (163,386)          (263,541)        (306,214)
                                                           -------------    ------------      -------------     ------------

         Net loss                                             (1,417,742)     (1,379,204)        (2,607,129)      (2,870,208)

Dividends on preferred stock                                          --         152,869                 --          226,869
                                                           -------------    ------------      -------------     ------------

         Net loss applicable to common stock               $  (1,417,742)   $ (1,532,073)     $  (2,607,129)    $ (3,097,077)
                                                           =============    ============      =============     ============

Net loss per share - basic                                 $      (0.23)    $      (0.46)     $       (0.42)    $      (0.93)
                                                           =============    ============      =============     ============

Weighted average shares outstanding                            6,160,280       3,333,969          6,160,280        3,333,969
                                                           =============    ============      =============     ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                         Common Stock                                      Unearned
                                         Preferred    ------------------     Additional     Accumulated   Stock-based
                                           Stock       Shares     Amount   Paid-in Capital    Deficit     Compensation      Total
                                        -----------   ---------   ------   --------------- -------------  ------------  ------------
Balance, December 31, 2001              $ 3,700,000   3,333,969   $3,334   $  5,886,529    $ (10,053,655)   $(96,394)   $  (560,186)
Sale of preferred stock                   4,175,000          --       --       (160,500)              --          --      4,014,500
Stock options and warrants issued                --          --       --        146,250               --          --        146,250
Amortization of unearned compensation            --          --       --             --               --      18,642         18,642
Forfeiture of unearned compensation              --          --       --         (8,016)              --       8,016             --
Preferred dividends accrued                      --          --       --             --         (226,869)         --       (226,869)
Net loss                                         --          --       --             --       (2,870,208)         --     (2,870,208)
                                        -----------   ---------   ------   ------------    -------------    --------    -----------
Balance, June 30, 2002                  $ 7,875,000   3,333,969   $3,334   $  5,864,263    $ (13,150,732)   $(69,736)   $   522,129
                                        ===========   =========   ======   ============    =============    ========    ===========

Balance, December 31, 2002              $ 3,700,000   6,160,280   $6,160   $ 10,222,966    $ (15,066,231)   $(51,091)   $(1,188,196)
Stock warrants issued                            --          --       --         16,660               --          --         16,660
Amortization of unearned compensation            --          --       --             --               --      18,644         18,644
Net loss                                         --          --       --             --       (2,607,129)         --     (2,607,129)
                                        -----------   ---------   ------   ------------    -------------    --------    -----------
Balance, June 30, 2003                  $ 3,700,000   6,160,280   $6,160   $ 10,239,626    $ (17,673,360)   $(32,447)   $(3,760,021)
                                        ===========   =========   ======   ============    =============    ========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                ------------------------------
                                                                                     2003             2002
                                                                                --------------   ----------------
Cash flows from operating activities:
   Net loss                                                                     $ (2,607,129)    $ (2,870,208)
   Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:
     Depreciation and amortization                                                   393,990          507,091
     Amortization of unearned compensation                                            18,644           18,642
     Stock options and warrants issued for services                                    1,260           82,500
     (Increase) decrease in operating assets:
         Accounts receivable                                                         841,659         (492,378)
         Inventory                                                                   462,398          881,497
         Prepaid expenses and other current assets                                    (8,793)         (95,859)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                            368,652         (511,652)
         Accrued expenses and other current liabilities                              106,356          330,147
                                                                                ------------     ------------
                  Net cash provided by (used for) operating activities              (422,963)      (2,150,220)
                                                                                ------------     ------------

Cash flows from investing activities:
   Purchase of property and equipment                                                 (4,003)         (19,885)
   Increase in deposits                                                                   --           (6,679)
                                                                                ------------     ------------
                  Net cash provided by (used for) investing activities                (4,003)         (26,564)
                                                                                ------------     ------------

Cash flows from financing activities:
   Increase in deferred acquisition costs                                                 --          (39,599)
   Net change in line of credit                                                   (1,140,694)        (657,719)
   Proceeds from notes payable and warrants                                        1,100,000          375,000
   Payments on notes payable                                                              --          (25,000)
   Proceeds from sale of stock                                                            --        2,914,500
                                                                                ------------     ------------
                  Net cash provided by (used for) financing activities               (40,694)       2,567,182
                                                                                ------------     ------------
Net change in cash and cash equivalents                                             (467,660)         390,398
Cash and cash equivalents at beginning period                                        480,228          176,840
                                                                                ------------     ------------

Cash and cash equivalents at end of period                                      $     12,568     $    567,238
                                                                                ============     ============

Supplemental cash flow information:
   Interest paid                                                                $    287,985     $    278,814
   Preferred dividends accrued                                                            --          226,869


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

                                                           Three Months Ended June 30,         Six Months Ended June 30,
                                                     -------------------------------    -------------------------------
                                                            2003             2002             2003             2002
                                                      --------------   --------------   --------------   --------------
     Net loss - as reported                           $  (1,417,742)   $  (1,379,204)   $  (2,607,129)   $  (2,870,208)
     Add stock-based employee compensation
       under APB No. 25                                       9,322            9,321           18,644           18,642
     Deduct stock-based employee
       compensation under SFAS No. 123                      (36,665)         (36,087)         (73,386)         (70,915)
                                                      -------------    -------------    -------------    -------------
     Pro forma net loss                               $  (1,445,085)   $  (1,405,970)   $  (2,661,871)   $  (2,922,481)
                                                      =============    =============    =============    =============

     Basic net loss per share - as reported           $       (0.23)   $       (0.46)   $       (0.42)   $       (0.93)
                                                      =============    =============    =============    =============

     Basic net loss per share - pro forma             $      ( 0.23)   $       (0.47)   $       (0.43)   $       (0.94)
                                                      =============    =============    =============    =============


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

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                             June 30,      December 31,
                                                               2003            2002
                                                          -----------      -----------

     Computer hardware and software                       $   726,175      $   722,172
     Furniture, fixtures and equipment                        280,850          280,850
     Leasehold improvements                                    28,713           28,713
                                                           -----------      -----------
                                                            1,035,738        1,031,735
     Less accumulated depreciation and amortization          (566,904)        (458,632)
                                                          -----------      -----------
                                                          $   468,834      $   573,103
                                                          ===========      ===========

3.   NOTES PAYABLE

     Notes payable consist of the following:

                                                                  June 30,      December 31,
                                                                    2003            2002
                                                                -----------     -----------

     Notes payable, officers and directors                      $    40,000     $    40,000
     Line-of-credit                                               2,600,722       3,741,416
     Subordinated notes payable                                   2,250,000       2,250,000
     Unsecured convertible notes                                  1,085,876               -
                                                                -----------     -----------
                       Total                                      5,976,598       6,031,416

     Less current portion                                         4,890,722       3,781,416
                                                                -----------     -----------

                       Long-term debt                           $ 1,085,876     $ 2,250,000
                                                                ===========     ===========


     NOTES PAYABLE, OFFICERS AND DIRECTORS

     In March 2000, the Company borrowed from its officers and directors under 10% unsecured promissory notes. The notes are currently due on demand.

     LINE-OF-CREDIT

     On February 23, 2001, the Company and FPP entered into an asset-based line-of-credit agreement with a lender for $12,500,000 secured by a lien on substantially all assets. Borrowings under the line are based on eligible accounts receivable and inventory and have been classified as a current liability. The line bears interest at prime plus 1% (5.0% at June 30, 2003) and matures on February 23, 2004. At June 30, 2003, the Company was current with its payments on the line but in default of certain loan covenants.

     SUBORDINATED NOTES PAYABLE

     On February 23, 2001, in connection with the acquisition of FPP, the Company assumed senior subordinated notes payable totaling $2,250,000 and bearing interest at 13.5% per annum payable monthly. The notes mature on June 17, 2004. The notes payable are secured by a second lien on substantially all assets, were guaranteed by Able Laboratories, Inc. ("Able") and are subject to an inter-creditor agreement with the Company's asset-based lender. On June 14, 2002, Able purchased the debt. Able has the option to convert the debt into common stock of the Company at the current market value of the common stock. Able has agreed that it will not convert the notes if such conversion would result in Able owning more than 4.9% of the Company's common stock. The Company is current with its payments on these notes but is in default of certain loan covenants. The Company is prohibited from making any principal payments on the notes without the approval of the asset-based lender and Able has subordinated its rights with respect to defaults to the asset-based lender pursuant to the terms of the inter-creditor agreement. Management intends to refinance this debt with long-term financing.

     UNSECURED CONVERTIBLE NOTES

     In April 2003, the Company commenced an offering of units at a purchase price per unit of $100,000. Each unit consists of a $100,000 10% unsecured convertible promissory note due the earlier of (i) April 2005 or (ii) 90 days after the Company raises $6 million, and a warrant to purchase 10,000 shares of common stock at $2.75 per share exercisable through April 2008. The note is convertible to common stock at $2.50 per share. As of June 30, 2003, the Company had received $1,100,000 in gross proceeds and issued warrants to the investors to purchase 110,000 shares. Proceeds of $15,400 were allocated to the warrants based on their estimated fair value and credited to additional paid-in capital. This amount is reflected as a discount against the notes and will be amortized to interest expense over the life of the notes. The Company also issued warrants to purchase 9,000 shares of common stock, on the same terms as the unit warrants, for placement services valued at $1,260 and paid legal fees and commissions of $72,000. The Company expensed these costs.

4.   PREFERRED STOCK

     On July 26, 2002, the holder of the Series A Preferred Stock, Able, received 345,333 shares of RxBazaar, Inc. Series A Preferred Stock in the merger. Each share of Series A Preferred Stock is convertible to one share of common stock and had a stated dividend of 8%. In September 2002, the Company issued 239,841 shares of common stock to Able in payment of $479,682 in accrued dividends. Able is entitled to receive additional shares of common stock, if Able receives less than $479,682 in proceeds on the sale of the 239,841 dividend shares. After Able receives $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to the Company. As a result of the indeterminate number of shares to be issued, the Company has recorded the issuance of the 239,841 shares at their par value of $240 and has a remaining dividend payable of $479,442 as of June 30, 2003. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock in exchange for the Company agreeing to register for resale the dividend shares, 238,000 shares of common stock held by Able and the common stock issuable on conversion of the Series A Preferred Stock. The Company has filed a registration statement for these shares which was declared effective. Able has also agreed that it will not convert any convertible securities, if such conversion would result in Able owning more than 4.9% of the issued and outstanding common stock of the Company.

5.   SUBSEQUENT EVENTS

     As of August 11, 2003, the Company received an additional $160,000 in proceeds from the sale of unsecured convertible notes and warrants.

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

          RESULTS OF OPERATIONS

          Events Affecting Revenues and Results of Operations

          Our revenues and results of operations have been significantly affected, and are likely to continue to be affected, by a shortage of working capital. We need working capital to buy inventory, since our business depends on having a sufficient amount of enough different products to attract customers and generate sales. The sale of $4,175,000 of Series B Preferred Stock in the second quarter of 2002 significantly improved our working capital. With the additional working capital generated by our sale of Series B Preferred Stock, we were able to increase our inventory purchases and we were able to attract additional potential sellers of products to post items for sale on the rxbazaar.com website. As of April 1, 2002, we had 693 different products posted for sale on our website, with a total listed sales value of $4.7 million. Following completion of our private placement of Series B Preferred Stock, as of June 30, 2003, we had improved the breadth of product offerings posted on the website to a total of 5,455 different items with a total listed value of approximately $436 million. Management believes that the increase in items posted for sale is an indication of continued and growing interest in our online marketplace among potential sellers, and makes the site more attractive to buyers. The increase in items posted for sale, however, does not directly effect our financial condition or results of operations. Unless we are able to attract additional buyers to our website and increase sales, we will not be able to operate profitably.

          At December 31, 2002 our auditors expressed doubt about our ability to continue as a going concern. Management has been addressing this issue by raising additional working capital through one or more private offerings of our securities to strengthen our financial condition and support our growth. If we are able to generate sufficient working capital by selling our securities, then management hopes to conduct operations on a profitable basis and to generate additional working capital for operations. However, we can give no assurance that we will be able to raise the necessary capital to sustain our operations or ever operate profitably.

          Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

          Net sales for the three months ended June 30, 2003 were $11,259,881 compared to $5,544,776 for the three months ended June 30, 2002. The $5,715,105 or 103.1% increase is due to an improvement in our ability to adequately stock our warehouse and our growing internet sales and greater recognition in the market place. Our internet sales were $6,757,176 or 60.0% of net sales for the three months ended June 30, 2003 compared to $2,180,467 or 39.3% of net sales for the three months ended June 30, 2002.

          Cost of sales for the three months ended June 30, 2003 was $10,655,517 or 94.6% of net sales, compared to $4,986,873 or 89.9% of net sales for the three months ended June 30, 2002. The decrease in the gross profit margin is a result of the product mix for the quarter. In 2003, we sold primarily brand pharmaceuticals which have lower gross margins. These sales have increased our customer base and attracted buyers to our internet site. Our margins are affected by our ability to buy pharmaceutical products at favorable prices and the mix of products between brand and generic pharmaceuticals.

          Sales and marketing expenses for the three months ended June 30, 2003 were $385,966 or 3.4% of sales compared to $337,889 or 6.1% of sales for the three months ended June 30, 2002. These expenses include the salaries and commissions of our telemarketing staff, advertising and trade show expenses. The $48,077 increase in expenses is primarily due to a $49,893 increase in salaries and commissions resulting from our 103.1% increase in sales.

          Information technology expenses were $161,606 for the three months ended June 30, 2003 compared to $186,135 for the three months ended June 30, 2002. These expenses include the salaries of information technology staff and other technology costs. The $24,529 decrease in expenses is primarily due to a decrease of $16,511 in salaries. Salaries decreased as a result of a decrease in staff.

          General and administrative expenses for the three months ended
June 30, 2003 were $1,336,497 compared to $1,249,697 for the three months ended June 30, 2002. The $86,800 increase in expenses is primarily due to an increase of $50,726 in travel expenses.

          Other income (expense) for the three months ended June 30, 2003 was $(138,037) compared to $(163,386) for the three months ended June 30, 2002. Interest and financing expenses decreased to $209,381 for the three months ended June 30, 2003 compared to $212,733 for the three months ended June 30, 2002. The $3,352 decrease in interest expense is primarily due to decreased interest on the debt which was converted to Series B Preferred Stock during the 2002 second quarter offset by the interest expense on our new unsecured convertible debt. Miscellaneous income increased to $71,344 for the three months ended June 30, 2003 compared to $49,347 for the three months ended June 30, 2002. The increase in miscellaneous income is primarily due to information technology consulting fees of $71,104 earned in the current period compared to fees of $44,375 earned in the prior period.

          We incurred a net loss for the three months ended June 30, 2003 of $1,417,742 compared to a net loss of $1,379,204 for the three months ended June 30, 2002. Net loss applicable to common stock for the three months ended June 30, 2003 was $1,417,742 or $0.23 per share compared to $1,532,073 or $0.46 per share for the three months ended June 30, 2002.

          Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

          Net sales for the six months ended June 30, 2003 were $23,874,209 compared to $9,159,122 for the six months ended June 30, 2002. The $14,715,087 or 160.7% increase is due to an improvement in our ability to adequately stock our warehouse and our growing internet sales and greater recognition in the market place. Our internet sales were $15,018,955 or 62.9% of net sales for the six months ended June 30, 2003 compared to $2,991,072 or 32.7% of net sales for the six months ended June 30, 2002.

          Cost of sales for the six months ended June 30, 2003 was $22,531,076 or 94.4% of net sales, compared to $7,945,833 or 86.8% of net sales for the six months ended June 30, 2002. The decrease in the gross profit margin is a result of the product mix for the quarter. In 2003, we sold primarily brand pharmaceuticals which have lower gross margins. These sales have increased our customer base and attracted buyers to our internet site. Our margins are affected by our ability to buy pharmaceutical products at favorable prices and the mix of products between brand and generic pharmaceuticals.

          Sales and marketing expenses for the six months ended June 30, 2003 were $807,849 or 3.4% of sales compared to $677,972 or 7.4% of sales for the six months ended June 30, 2002. These expenses include the salaries and commissions of our telemarketing staff, advertising and trade show expenses. The $129,877 increase in expenses is primarily due to a $128,654 increase in salaries and commissions resulting from our 160.7% increase in sales.

          Information technology expenses were $307,597 for the six months ended June 30, 2003 compared to $389,865 for the six months ended June 30, 2002. These expenses include the salaries of information technology staff and other technology costs. The $82,268 decrease in expenses is primarily due to a decrease of $52,765 in salaries. Salaries decreased as a result of a decrease in staff.

          General and administrative expenses for the six months ended June 30, 2003 were $2,571,275 compared to $2,709,446 for the six months ended June 30, 2002. The $138,171 decrease in expenses is primarily due to decreases of $98,471 in legal fees and $256,345 in consulting fees offset by increases in other areas.

          Other income (expense) for the six months ended June 30, 2003 was $(263,541) compared to $(306,214) for the six months ended June 30, 2002. Interest and financing expenses decreased to $377,680 for the six months ended June 30, 2003 compared to $454,806 for the six months ended June 30, 2002. The $77,126 decrease in interest expense is primarily due to decreased interest on the debt which was converted to Series B Preferred Stock during the 2002 second quarter. Miscellaneous income decreased to $114,139 for the six months ended June 30, 2003 compared to $148,592 for the six months ended June 30, 2002. The decrease in miscellaneous income is primarily due to information technology consulting fees of $113,839 earned in the current period compared to $124,235 of information technology fees and $22,598 of forgiveness of debt in the prior period.

          We incurred a net loss for the six months ended June 30, 2003 of $2,607,129 compared to a net loss of $2,870,208 for the six months ended June 30, 2002. Net loss applicable to common stock for the six months ended June 30, 2003 was $2,607,129 or $0.42 per share compared to $3,097,077 or $0.93 per share for the six months ended June 30, 2002.

          LIQUIDITY AND CAPITAL RESOURCES

          Since inception, we have funded our working capital requirements primarily through the sale of common and preferred stock, borrowings against our asset-based line of credit and borrowings from accredited investors. At June 30, 2003, we had a working capital deficit of $4,403,511, compared to working capital deficits of $1,056,273 and $1,146,273 at December 31, 2002 and 2001, respectively. The $3,347,238 decrease in working capital from December 31, 2002 to June 30, 2003 is primarily due to the net loss of $2,607,129 and the reclassification of our $2,250,000 in subordinated notes payable to current liabilities being partially offset by noncash expenses and our new long-term unsecured convertible notes. At June 30, 2003, we had a stockholders' deficit of $3,760,021 compared to a stockholders' deficit of $1,188,196 at December 31, 2002.

          In April 2003, we commenced an offering of units at a purchase price per unit of $100,000. Each unit consists of a $100,000 10% unsecured convertible promissory note and a warrant to purchase 10,000 shares of common stock at $2.75 per share. The note is convertible to common stock at $2.50 per share. As of June 30, 2003, the Company had received $1,100,000 in gross proceeds. As of August 11, 2003, we raised an additional $160,000 in gross proceeds. During 2002, we raised $4,175,000 through the sale of preferred stock, including the conversion of $1,100,000 of debt and accrued expenses into preferred stock.

          In September 2002, we issued 239,841 shares of common stock to Able Laboratories in payment of $479,682 in accrued dividends on our Series A Preferred Stock. We agreed to issue Able additional shares of common stock if Able receives less than $479,682 in proceeds from the sale of these shares and Able agreed to return any unsold shares after Able receives proceeds totaling $479,682. As a result of the indeterminate number of shares to be issued, the Company has recorded the issuance of the 239,841 shares at their par value of $240 and has a remaining dividend payable of $479,442 as of June 30, 2003. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock. The Company has no obligation to pay cash dividends on preferred stock.

          Based on our operating plans, management believes that as of July 31, 2003, our borrowing ability under our asset-based line of credit, will be sufficient to fund our working capital needs for the next three months. We are currently seeking to raise additional capital through the private placement of debt or equity securities to a limited group of qualified investors. We also plan to continue to seek additional financing to pay off our subordinated notes and improve our overall financial condition. However, we can give no assurance that we will be able to obtain such financing on satisfactory terms, and if we are successful in obtaining financing it might be highly dilutive to current stockholders. Our failure to obtain additional financing on satisfactory terms could require us to curtail our operations and could have a potential adverse impact on our results of operations.

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

ITEM 4.   ITEM 5.  OTHER INFORMATION

          Our Chief Executive Officer and our Treasurer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     10.1 Form of Subscription Agreement (filed as Exhibit 10.1 to Registrant's Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference thereto)

     10.2 Form of 10% Unsecured Convertible Bridge Note (filed as Exhibit 10.2 to Registrant's Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference thereto)

     10.3 Form of Common Stock Purchase Warrant (filed as Exhibit 10.3 to Registrant's Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference thereto)

     31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)

     31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Treasurer)

     32.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

     32.2* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Treasurer)

     *Filed herewith

     Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RXBAZAAR, INC.
                                          Registrant


                                          By: /s/ C. Robert Cusick
                                              ----------------------------------
                                              C. Robert Cusick
                                              Chairman and Chief Executive
                                                 Officer
                                              (Principal Executive Officer)


                                          By: /s/ Bruce C. Warwick
                                              ----------------------------------
                                              Bruce C. Warwick
                                              Treasurer
                                              (Principal Financial and
                                                 Accounting Officer)

Date:  August 14, 2003