Form 10QSB
period 2003-09-30
RXBAZAAR INC
filed 2003-11-14
CIK 1115295

================================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 2003

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

The number of shares outstanding of the issuer's single class of common stock as of October 31, 2003 was 6,166,530.

Transitional Small Business Disclosure Format (check one)       Yes       No  X
                                                                    ---      ---


================================================================================

                                 RXBAZAAR, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER

Facing Page....................................................................1
Table of Contents..............................................................2

PART I.   FINANCIAL INFORMATION*...............................................3

Item 1    Financial Statements.................................................3

          CONDENSED CONSOLIDATED BALANCE SHEETS................................3
          CONDENSED CONSOLIDATED STATEMENTS OF LOSS............................4
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
          EQUITY (DEFICIT).....................................................5
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS......................6
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................7

Item 2    Management's Discussion and Analysis or Plan of Operation...........12

Item 3    Controls and Procedures.............................................16

PART II - OTHER INFORMATION...................................................16

Item 4    Changes in Securities...............................................16

Item 5    Other Information...................................................16

Item 6    Exhibits and Reports on Form 8-K....................................16

SIGNATURES....................................................................18


-------------------

(*) The financial information at December 31, 2002 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS


                          RXBAZAAR, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                      September 30, December 31,
                                                          2003          2002
                                                      ------------- ------------
Current assets:
  Cash and cash equivalents                           $     1,559  $   480,228
  Accounts receivable - less allowance for doubtful
   accounts of $337,033 and $394,996                    3,596,927    3,922,853
  Inventory                                             2,962,426    3,776,323
  Prepaid expenses and other current assets               235,427      159,028
                                                      -----------  -----------
      Total current assets                              6,796,339    8,338,432
                                                      -----------  -----------

Property and equipment, net                               421,265      573,103
                                                      -----------  -----------

Other assets:
  Deferred financing costs, net                            76,635      185,148
  Customer lists, net of accumulated amortization of
   $1,095,850 and $777,700                              1,025,133    1,343,283
  Deposits                                                 16,543       16,543
                                                      -----------  -----------
      Total other assets                                1,118,311    1,544,974
                                                      -----------  -----------
                                                      $ 8,335,915  $10,456,509
                                                      ===========  ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable                                       $ 5,447,560   $3,781,416
  Accounts payable                                      5,284,719    4,502,798
  Accrued expenses and other current liabilities          751,328      631,049
  Preferred dividends payable                             479,442      479,442
                                                      -----------  -----------
      Total current liabilities                        11,963,049    9,394,705
Long-term debt                                          1,280,401    2,250,000
                                                      -----------  -----------
      Total liabilities                                13,243,450   11,644,705
                                                      -----------  -----------

Stockholders' equity (deficit):
  Preferred stock, at liquidation value, $.001 par
   value, 10,000,000 shares authorized:
   Series A, 345,333 shares issued                      3,700,000    3,700,000
  Common stock, $.001 par value, 75,000,000 shares
   authorized, 6,166,530 and 6,160,280 shares issued        6,167        6,160
  Additional paid-in capital                           10,256,935   10,222,966
  Accumulated deficit                                 (18,847,512)  (15,066,231)
  Unearned stock-based compensation                       (23,125)     (51,091)
                                                      -----------  -----------
      Total stockholders' deficit                      (4,907,535)  (1,188,196)
                                                      -----------  -----------
                                                      $ 8,335,915  $10,456,509
                                                      ===========  ===========


           See accompanying notes to unaudited condensed consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)


                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                        ------------------------   ------------------------
                                           2003         2002          2003         2002
                                        -----------  -----------   -----------  -----------
Sales, net                              $10,170,918  $ 9,633,553   $34,045,127  $18,792,675
Cost of sales                             9,482,113    8,752,927    32,013,189   16,698,760
                                        -----------  -----------   -----------  -----------
      Gross profit                          688,805      880,626     2,031,938    2,093,915
                                        -----------  -----------   -----------  -----------

Operating expenses:
  Sales and marketing                       414,369      430,603     1,222,218    1,108,575
  Information technology                    176,433      207,920       484,030      597,785
  General and administrative              1,104,433    1,268,911     3,675,708    3,978,357
                                        -----------  -----------   -----------  -----------
      Total operating expenses            1,695,235    1,907,434     5,381,956    5,684,717
                                        -----------  -----------   -----------  -----------

      Operating loss                     (1,006,430)  (1,026,808)   (3,350,018)  (3,590,802)
                                        -----------  -----------   -----------  -----------

Other income (expense):
  Interest and financing expense           (239,289)    (146,604)     (616,969)    (601,410)
  Miscellaneous income (expense), net        71,567      159,109       185,706      307,701
                                        -----------  -----------   -----------  -----------
      Other income (expense), net          (167,722)      12,505      (431,263)    (293,709)
                                        -----------  -----------   -----------  -----------

      Net loss                           (1,174,152)  (1,014,303)   (3,781,281)  (3,884,511)

Dividends on preferred stock                     --      181,059            --      407,928
                                        -----------  -----------   -----------  -----------

      Net loss applicable to common
      stock                             $(1,174,152) $(1,195,362)  $(3,781,281) $(4,292,439)
                                        ===========  ===========   ===========  ===========

Net loss per share - basic              $     (0.19) $     (0.32)  $     (0.61) $     (1.24)
                                        ===========  ===========   ===========  ===========
Weighted average shares outstanding       6,161,435    3,679,980     6,160,669    3,450,574
                                        ===========  ===========   ===========  ===========


           See accompanying notes to unaudited condensed consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)



                                                    Common Stock        Additional                   Unearned
                                    Preferred   --------------------      Paid-in     Accumulated   Stock-based
                                      Stock       Shares      Amount      Capital       Deficit    Compensation    Total
                                   ----------   ---------     ------    ----------   ------------  ------------- ---------
Balance, December 31, 2001         $3,700,000   3,333,969     $3,334    $5,886,529   $(10,053,655)  $(96,394)  $  (560,186)
Sale of preferred stock             4,175,000          --         --      (160,500)            --         --     4,014,500
Conversion of preferred stock      (4,175,000)  2,087,500      2,087     4,172,913             --         --            --
Conversion of preferred
   dividends                               --     332,805        333       185,835             --         --       186,168
Common stock issued in merger              --     406,006        406           (45)            --         --           361
Stock options and warrants
   issued                                  --          --         --       146,250             --         --       146,250
Amortization of unearned
   compensation                            --          --         --            --             --     27,964        27,964
Forfeiture of unearned
   compensation                            --          --         --        (8,016)            --      8,016            --
Preferred dividends accrued                --          --         --            --       (407,928)        --      (407,928)
Net loss                                   --          --         --            --     (3,884,511)        --    (3,884,511)
                                   ----------   ---------     ------   -----------   ------------   --------   -----------
Balance, September 30, 2002        $3,700,000   6,160,280     $6,160   $10,222,966   $(14,346,094)  $(60,414)  $  (477,382)
                                   ==========   =========     ======   ===========   ============   ========   ===========

Balance, December 31, 2002         $3,700,000   6,160,280     $6,160   $10,222,966   $(15,066,231)  $(51,091   $(1,188,196)
Stock issued for services                  --       6,250          7        12,493             --         --        12,500
Stock warrants issued                      --          --         --        21,476             --         --        21,476
Amortization of unearned
   compensation                            --          --         --            --             --     27,966        27,966
Net loss                                   --          --         --            --     (3,781,281)        --    (3,781,281)
                                   ----------   ---------     ------   -----------   ------------   --------   -----------
Balance, September 30, 2003        $3,700,000   6,166,530     $6,167   $10,256,935   $(18,847,512)  $(23,125)  $(4,907,535)
                                   ==========   =========     ======   ===========   ============   ========   ===========


           See accompanying notes to unaudited condensed consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                          2003          2002
                                                     -----------    ------------
Cash flows from operating activities:
  Net loss                                           $(3,781,281)   $(3,884,511)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                         587,560        702,428
   Amortization of unearned compensation                  27,966         27,964
   Stock, options and warrants issued for services        15,846         82,500
   (Increase) decrease in operating assets:
      Accounts receivable                                325,926     (1,628,936)
      Inventory                                          813,897        381,643
      Prepaid expenses and other current assets          (76,399)      (116,887)
   Increase (decrease) in operating liabilities:
      Accounts payable                                   781,921      1,504,128
      Accrued expenses and other current liabilities     120,279        105,405
                                                     -----------    -----------
            Net cash provided by (used for)
            operating activities                      (1,184,285)    (2,826,266)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                      (5,528)       (52,501)
  Increase in deposits                                        --         13,840
                                                     -----------    -----------
            Net cash provided by (used for)
            investing activities                          (5,528)       (38,661)
                                                     -----------    -----------

Cash flows from financing activities:
  Net change in line of credit                          (583,856)        91,022
  Proceeds from notes payable and warrants             1,295,000        375,000
  Payments on notes payable                                   --        (35,000)
  Proceeds from sale of stock                                 --      2,914,500
  Net proceeds from merger                                    --            361
                                                     -----------    -----------
            Net cash provided by (used for)
            financing activities                         711,144      3,345,883
                                                     -----------    -----------

Net change in cash and cash equivalents                 (478,669)       480,956
Cash and cash equivalents at beginning period            480,228        176,840
                                                     -----------    -----------

Cash and cash equivalents at end of period           $     1,559    $   657,796
                                                     ===========    ===========

Supplemental cash flow information:
  Interest paid                                      $   445,386    $   440,172
  Preferred dividends accrued                                 --        407,928
  Common stock issued for accrued dividends                   --        186,168
  Preferred stock issued for debt and accrued
  expenses                                                    --      1,100,000


           See accompanying notes to unaudited condensed consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS AND BASIS OF PRESENTATION

     RxBazaar, Inc. ("RxBazaar"), formerly known as SB Merger Corp., was incorporated January 3, 2000 in the State of Delaware. On July 26, 2002, we completed our merger with RxB, Inc. ("RxB") and the historical financial statements of RxB became the historical financial statements of the combined entity. RxB, formerly known as RxBazaar, Inc., was incorporated on October 25, 1999 in the State of Delaware. On September 30, 2002, RxB was merged into RxBazaar. We distribute brand and generic pharmaceuticals and other medical supplies. On February 23, 2001, RxB acquired a wholly-owned subsidiary, FPP Distribution, Inc. ("FPP") which was formerly known as Superior Pharmaceutical Company. FPP distributes brand and generic pharmaceuticals. All significant intercompany balances and transactions have been eliminated in consolidation.

     The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

     The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

     STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion
     No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under our stock option plans generally have no intrinsic value at the grant date, and under Opinion
     No. 25 no compensation cost is recognized for them. We do not plan to adopt the fair value accounting model for stock-based employee compensation under SFAS No. 123.

      We apply Opinion No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had compensation cost for our stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, our net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                           Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                           -------------------         -----------------
                                            2003        2002           2003        2002
                                           --------   --------       ---------   --------

    Net loss - as reported           $(1,174,152)  $(1,014,303)   $(3,781,281)  $(3,884,511)
    Add stock-based employee
     compensation under APB No. 25         9,322         9,322         27,966        27,964
    Deduct stock-based
     employee compensation
     under SFAS No. 123                  (36,627)      (37,768)      (110,013)     (108,683)
                                     ------------  ------------   ------------  ------------
    Pro forma net loss               $(1,201,457)  $(1,042,749    $(3,863,328)  $(3,965,230)
                                     ============  ============   ============  ============

    Basic net loss per share - as    $     (0.19)  $     (0.32)   $     (0.61)  $     (1.24)
     reported                        ============  ============   ============  ============

    Basic net loss per share -       $     (0.19)  $     (0.33)   $     (0.63)  $     (1.27)
     proforma                        ============  ============   ============  ============


     NET LOSS PER SHARE

     Basic loss per share represents loss applicable to common stock divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method), preferred stock and convertible debt. The assumed conversion of outstanding dilutive stock options, warrants and preferred stock would increase the shares outstanding but would not require an adjustment to net loss as a result of the conversion. For all periods presented, options, warrants, preferred stock and convertible debt were anti-dilutive and excluded from the net loss per share computation.

     RECENT ACCOUNTING PRONOUNCEMENT

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                             September 30,     December 31,
                                                 2003             2002
                                             -------------     -------------
     Computer hardware and software          $  727,700        $   722,172
     Furniture, fixtures and equipment          280,850            280,850
     Leasehold improvements                      28,713             28,713
                                             -------------     -------------
                                              1,037,263          1,031,735
     Less accumulated depreciation and
     amortization                              (615,998)          (458,632)
                                             -------------     -------------
                                             $  421,265        $   573,103
                                             =============     =============

3.   NOTES PAYABLE

     Notes payable consist of the following:

                                             September 30,     December 31,
                                                 2003             2002
                                             -------------     -------------
     Notes payable, officers and directors   $   40,000        $    40,000
     Line-of-credit                           3,157,560          3,741,416
     Subordinated notes payable               2,250,000          2,250,000
     Unsecured convertible notes              1,280,401                  -
                                             -------------     -------------
                  Total                       6,727,961          6,031,416

      Less current portion                    5,447,560          3,781,416
                                             -------------     -------------
                  Long-term debt             $1,280,401         $2,250,000
                                             =============     =============

     NOTES PAYABLE, OFFICERS AND DIRECTORS

     In March 2000, we borrowed from our officers and directors under 10% unsecured promissory notes. The notes are currently due on demand.

     LINE-OF-CREDIT

     On February 23, 2001, we entered into an asset-based line-of-credit agreement with a lender for $12,500,000 secured by a lien on substantially all assets. Borrowings under the line are based on eligible accounts receivable and inventory and have been classified as a current liability. The line bears interest at the default rate of prime plus 3% (7% at September 30, 2003) and matures on February 23, 2004. At September 30, 2003, we were current with our payments on the line but in default of certain loan covenants. Our asset-based lender notified us on November 6, 2003 that it will not renew the credit agreement on February 24, 2004.

     SUBORDINATED NOTES PAYABLE

     On February 23, 2001, in connection with the acquisition of FPP, we assumed senior subordinated notes payable totaling $2,250,000 and bearing interest at 13.5% per annum payable monthly. The notes mature on June 17, 2004. The notes payable are secured by a third lien on accounts receivable and a second lien on substantially all other assets, were guaranteed by Able Laboratories, Inc. ("Able") and are subject to an inter-creditor agreement with our asset-based lender and Steel City (See Note 6). On June 14, 2002, Able purchased the debt. Able has the option to convert the debt into our common stock at the current market value of our common stock. Able has agreed that it will not convert the notes if such conversion would result in Able owning more than 4.9% of our common stock. We are current with our payments on these notes but are in default of certain loan covenants. We are prohibited from making any principal payments on the notes without the approval of the asset-based lender and Able has subordinated its rights with respect to defaults to the asset-based lender pursuant to the terms of the inter-creditor agreement. Management intends to refinance this debt with long-term financing.

     UNSECURED CONVERTIBLE NOTES

     In April 2003, we commenced an offering of units at a purchase price per unit of $100,000. Each unit consists of a $100,000 10% unsecured convertible promissory note due the earlier of (i) April 2005 or (ii) 90 days after we raise $6 million, and a warrant to purchase 10,000 shares of common stock at $2.75 per share exercisable through April 2008. The note is convertible to common stock at $2.50 per share. As of September 30, 2003, we had received $1,295,000 in gross proceeds and issued warrants to the investors to purchase 129,500 shares. Proceeds of $18,130 were allocated to the warrants based on their estimated fair value and credited to additional paid-in capital. This amount is reflected as a discount against the notes and will be amortized to interest expense over the life of the notes. We also issued warrants to purchase 10,950 shares of common stock, on the same terms as the unit warrants, for placement services valued at $1,533 and paid legal fees and commissions of $87,600. We expensed these costs.

4.   COMMON STOCK

     In September 2003, we issued 6,250 shares of common stock valued at $12,500 and a warrant to purchase 6,250 shares of common stock at $2.00 per share exercisable through April 2007 valued at $1,813. The securities were issued for financial services rendered and we expensed these costs.

5.   PREFERRED STOCK

     On July 26, 2002, the holder of the Series A Preferred Stock, Able, received 345,333 shares of RxBazaar, Inc. Series A Preferred Stock in the merger. Each share of Series A Preferred Stock is convertible to one share of common stock and had a stated dividend of 8%. In September 2002, we issued 239,841 shares of common stock to Able in payment of $479,682 in accrued dividends. Able is entitled to receive additional shares of common stock, if Able receives less than $479,682 in proceeds on the sale of the 239,841 dividend shares. After Able receives $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to us. As a result of the indeterminate number of shares to be issued, we recorded the issuance of the 239,841 shares at their par value of $240 and have a remaining dividend payable of $479,442 as of September 30, 2003. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock in exchange for our agreeing to register for resale the dividend shares, 238,000 shares of common stock held by Able and the common stock issuable on conversion of the Series A Preferred Stock. We filed a registration statement for these shares which was declared effective. Able has also agreed that it will not convert any convertible securities, if such conversion would result in Able owning more than 4.9% of our issued and outstanding common stock.

6.   SUBSEQUENT EVENTS

     UNSECURED CONVERTIBLE NOTES

     As of November 14, 2003, we received an additional $100,000 in proceeds from the sale of unsecured convertible notes and warrants.

     INVENTORY FINANCING AGREEMENT

     On October 27, 2003, we entered into a management services agreement with Steel City Pharmaceuticals LLC, where they agreed to maintain at least $4,000,000 in capital to be used by us for inventory purchases. We agreed to repay Steel City its purchase price for the inventory plus the greater of (i) 30% of the gross profit on our resale of such inventory or (ii) a 20% annual percentage return for the period that their capital is used by us. We also agreed to pay Steel City a commitment fee of $50,000 per month during the term of the agreement. Commitment fees are subject to adjustment to the extent that the aggregate sum paid by us under the agreement would exceed $1,200,000 on an annualized basis. Steel City has been granted a second lien on our accounts receivable subject to an inter-creditor agreement with our asset-based lender and Able and retains legal title to the inventory until we resell it. We will record a liability for all inventory purchased by Steel City due to our unconditional obligation to purchase such inventory. The agreement is for a term ending on August 31, 2006, subject to earlier termination either by Steel City at any time or by us at any time after one year or earlier if Steel City rejects more than 20% of the purchase opportunities during the first six months of the agreement.

     The members of Steel City include C. Robert Cusick, the Chairman of the Board and a director of RxBazaar, and separate trusts established by two other directors of RxBazaar. Their aggregate capital contribution to Steel City was $1,000,000, plus Mr. Cusick is a co-guarantor of a $1,000,000 line of credit obtained by Steel City. The sole managing-member of Steel City is an equity investor and has been a debt investor in RxBazaar.

     As additional consideration for the agreement, we granted Steel City (i) warrants to purchase 150,000 shares of our common stock at $2.00 per share exercisable for five years and (ii) options to purchase up to 1,600,000 shares of our common stock at $2.50 per share expiring 60 days after termination of the agreement.

     LINE OF CREDIT

     Our asset-based lender notified us on November 6, 2003 that it will not renew the credit agreement on February 24, 2004.

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

     RESULTS OF OPERATIONS

     Events Affecting Revenues and Results of Operations

     Our revenues and results of operations have been significantly affected, and are likely to continue to be affected, by a shortage of working capital. We need working capital to buy inventory, since our business depends on having a sufficient amount of enough different products to attract customers and generate sales. As of September 30, 2003, we had 4,515 different products posted for sale on our website, with a total listed sales value of $202 million. Management believes that the number of items posted for sale is an indication of continued interest in our online marketplace among potential sellers, and makes the site more attractive to buyers. The number of items posted for sale, however, does not directly effect our financial condition or results of operations. Unless we are able to attract additional buyers to our website and increase sales, we will not be able to operate profitably.

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

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Net sales for the three months ended September 30, 2003 were $10,170,918 compared to $9,633,553 for the three months ended September 30, 2002. The $537,635 or 5.6% increase is due to an improvement in our ability to adequately stock our warehouse, our growing internet sales and greater recognition in the market place. Our internet sales were $5,893,625 or 57.9% of net sales for the three months ended September 30, 2003 compared to $5,374,938 or 55.8% of net sales for the three months ended September 30, 2002.

     Cost of sales for the three months ended September 30, 2003 was $9,482,113 or 93.2% of net sales, compared to $8,752,927 or 90.9% of net sales for the three months ended September 30, 2002. The decrease in the gross profit margin is a result of the product mix for the quarter. In 2003, we sold primarily brand pharmaceuticals which have lower gross margins. These sales have increased our customer base and attracted buyers to our internet site. Our margins are affected by our ability to buy pharmaceutical products at favorable prices and the mix of products between brand and generic pharmaceuticals.

     Sales and marketing expenses for the three months ended September 30, 2003 were $414,369 or 4.1% of sales compared to $430,603 or 4.5% of sales for the three months ended September 30, 2002. These expenses include the salaries and commissions of our telemarketing staff, advertising and trade show expenses. The $16,234 decrease in expenses is primarily due to a $17,962 decrease in salaries and commissions resulting from a lower headcount and revised commission plans.

     Information technology expenses were $176,433 for the three months ended September 30, 2003 compared to $207,920 for the three months ended September 30, 2002. These expenses include the salaries of information technology staff and other technology costs. The $31,487 decrease in expenses is primarily due to a decrease of $18,279 in salaries. Salaries decreased as a result of a decrease in staff.

     General and administrative expenses for the three months ended September 30, 2003 were $1,104,433 compared to $1,268,911 for the three months ended September 30, 2002. The $164,478 decrease in expenses is primarily due to a decrease of $98,622 in professional fees and consulting expenses.

     Other income (expense) for the three months ended September 30, 2003 was $(167,722) compared to $12,505 for the three months ended September 30, 2002. Interest and financing expenses increased to $239,289 for the three months ended September 30, 2003 compared to $146,604 for the three months ended September 30, 2002. The $92,685 increase in interest expense is primarily due to the interest expense and financing costs for our new unsecured convertible debt and an increase in interest expense on our asset-based line of credit. Miscellaneous income decreased to $71,567 for the three months ended September 30, 2003 compared to $159,109 for the three months ended September 30, 2002. The decrease in miscellaneous income is primarily due to information technology consulting fees of $71,527 earned in the current period compared to fees of $113,929 earned in the prior period.

     We incurred a net loss for the three months ended September 30, 2003 of $1,174,152 compared to a net loss of $1,014,303 for the three months ended September 30, 2002. Net loss applicable to common stock for the three months ended September 30, 2003 was $1,174,152 or $0.19 per share compared to $1,195,362 or $0.32 per share for the three months ended September 30, 2002.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Net sales for the nine months ended September 30, 2003 were $34,045,127 compared to $18,792,675 for the nine months ended September 30, 2002. The $15,252,452 or 81.2% increase is due to an improvement in our ability to adequately stock our warehouse, our growing internet sales and greater recognition in the market place. Our internet sales were $20,890,068 or 61.4% of net sales for the nine months ended September 30, 2003 compared to $8,320,635 or 44.3% of net sales for the nine months ended September 30, 2002.

     Cost of sales for the nine months ended September 30, 2003 was $32,013,189 or 94.0% of net sales, compared to $16,698,760 or 88.9% of net sales for the nine months ended September 30, 2002. The decrease in the gross profit margin is a result of the product mix for the quarter. In 2003, we sold primarily brand pharmaceuticals which have lower gross margins. These sales have increased our customer base and attracted buyers to our internet site. Our margins are affected by our ability to buy pharmaceutical products at favorable prices and the mix of products between brand and generic pharmaceuticals.

     Sales and marketing expenses for the nine months ended September 30, 2003 were $1,222,218 or 3.6% of sales compared to $1,108,575 or 5.9% of sales for the nine months ended September 30, 2002. These expenses include the salaries and commissions of our telemarketing staff, advertising and trade show expenses. The $113,643 increase in expenses is primarily due to a $109,005 increase in salaries and commissions resulting from our 81.2% increase in sales.

     Information technology expenses were $484,030 for the nine months ended September 30, 2003 compared to $597,785 for the nine months ended September 30, 2002. These expenses include the salaries of information technology staff and other technology costs. The $113,755 decrease in expenses is primarily due to a decrease of $71,044 in salaries. Salaries decreased as a result of a decrease in staff.

     General and administrative expenses for the nine months ended September 30, 2003 were $3,675,708 compared to $3,978,357 for the nine months ended September 30, 2002. The $302,649 decrease in expenses is primarily due to decreases of $156,543 in legal fees and $274,344 in consulting fees offset by increases in other areas.

     Other income (expense) for the nine months ended September 30, 2003 was $(431,263) compared to $(293,709) for the nine months ended September 30, 2002. Interest and financing expenses increased to $616,969 for the nine months ended September 30, 2003 compared to $601,410 for the nine months ended September 30, 2002. The $15,559 increase in interest expense is primarily due to decreased interest on the debt which was converted to Series B Preferred Stock during the 2002 second quarter being offset by the interest expense and financing costs for our new unsecured convertible debt. Miscellaneous income decreased to $185,706 for the nine months ended September 30, 2003 compared to $307,701 for the nine months ended September 30, 2002. The decrease in miscellaneous income is primarily due to information technology consulting fees of $185,366 earned in the current period compared to $238,164 of information technology fees and $22,598 of forgiveness of debt in the prior period.

     We incurred a net loss for the nine months ended September 30, 2003 of $3,781,281 compared to a net loss of $3,884,511 for the nine months ended September 30, 2002. Net loss applicable to common stock for the nine months ended September 30, 2003 was $3,781,281 or $0.61 per share compared to $4,292,439 or $1.24 per share for the nine months ended September 30, 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our working capital requirements primarily through the sale of common and preferred stock, borrowings against our asset-based line of credit and borrowings from accredited investors. At September 30, 2003, we had a working capital deficit of $5,166,710, compared to working capital deficits of $1,056,273 and $1,146,273 at December 31, 2002 and 2001, respectively. The $4,110,437 decrease in working capital from December 31, 2002 to September 30, 2003 is primarily due to the net loss of $3,781,281 and the reclassification of our $2,250,000 in subordinated notes payable to current liabilities being partially offset by noncash expenses and our new long-term unsecured convertible notes. At September 30, 2003, we had a stockholders' deficit of $4,907,535 compared to a stockholders' deficit of $1,188,196 at December 31, 2002.

     In April 2003, we commenced an offering of units at a purchase price per unit of $100,000. Each unit consists of a $100,000 10% unsecured convertible promissory note and a warrant to purchase 10,000 shares of common stock at $2.75 per share. The note is convertible to common stock at $2.50 per share. As of September 30, 2003, we had received $1,295,000 in gross proceeds. As of November 14, 2003, we raised an additional $100,000 in gross proceeds. During 2002, we raised $4,175,000 through the sale of preferred stock, including the conversion of $1,100,000 of debt and accrued expenses into preferred stock.

     On October 27, 2003, we entered into a management services agreement with Steel City Pharmaceuticals LLC, where they agreed to maintain at least $4,000,000 in capital to be used by us for inventory purchases. We agreed to repay Steel City its purchase price for the inventory plus the greater of (i) 30% of the gross profit on our resale of such inventory or (ii) a 20% annual percentage return for the period that their capital is used by us. We also agreed to pay Steel City a commitment fee of $50,000 per month during the term of the agreement. Commitment fees are subject to adjustment to the extent that the aggregate sum paid by us under the agreement would exceed $1,200,000 on an annualized basis. Steel City has been granted a second lien on our accounts receivable subject to an inter-creditor agreement with our asset-based lender and retains legal title to the inventory until we resell it. We will record a liability for all inventory purchased by Steel City due to our unconditional obligation to purchase such inventory. The agreement is for a term ending on August 31, 2006, subject to earlier termination either by Steel City at any time or by us at any time after one year or earlier if Steel City rejects more than 20% of the purchase opportunities during the first six months of the agreement.

     In September 2002, we issued 239,841 shares of common stock to Able Laboratories in payment of $479,682 in accrued dividends on our Series A Preferred Stock. We agreed to issue Able additional shares of common stock if Able receives less than $479,682 in proceeds from the sale of these shares and Able agreed to return any unsold shares after Able receives proceeds totaling $479,682. As a result of the indeterminate number of shares to be issued, we recorded the issuance of the 239,841 shares at their par value of $240 and have a remaining dividend payable of $479,442 as of September 30, 2003. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock. We have no obligation to pay cash dividends on preferred stock.

     Based on our operating plans, management believes that as of October 31, 2003, our borrowing ability under our asset-based line of credit and the Steel City agreement, will be sufficient to fund our working capital needs for the next three months. Our asset-based lender notified us on November 6, 2003 that it will not renew the credit agreement on February 24, 2004. We are currently seeking to raise additional capital through the private placement of debt or equity securities to a limited group of qualified investors. We also plan to continue to seek additional financing to replace our asset-based lender, pay off our subordinated notes and improve our overall financial condition. However, we can give no assurance that we will be able to obtain such financing on satisfactory terms, and if we are successful in obtaining financing it might be highly dilutive to current stockholders. Our failure to obtain additional financing on satisfactory terms could require us to curtail our operations and could have a potential adverse impact on our results of operations.

     RECENT ACCOUNTING PRONOUNCEMENT

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 4. CHANGES IN SECURITIES

     During the quarter ended September 30, 2003, we issued 6,250 shares of our Common Stock to one entity for services rendered to us, and also issued warrants exercisable for an aggregate of 27,700 shares of Common Stock at exercise prices ranging from $2.00 to $2.75 terminating from April 11, 2007 to April 14, 2008 as consideration for services or as part of loans made to us. All these issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

ITEM 5. OTHER INFORMATION

     Our Chief Executive Officer and our Treasurer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits:

  10.1 Management Services Agreement, dated October 27, 2003, between the Company and Steel City Pharmaceuticals LLC ("SCP") (filed as
             Exhibit 10.1 to Registrant's Form 8-K for an event of October 27, 2003, and incorporated herein by reference thereto)

  10.2 Common Stock Purchase Warrant, dated October 27, 2003, issued to SCP (filed as Exhibit 10.2 to Registrant's Form 8-K for an event of October 27, 2003, and incorporated herein by reference thereto)

  10.3       Common Stock Option Agreement, dated October 27, 2003 (filed as
             Exhibit 10.3 to Registrant's Form 8-K for an event of October 27, 2003, and incorporated herein by reference thereto)

  10.4 Intercreditor Agreement, dated October 27, 2003, among Able Laboratories, Inc., SCP and The CIT Group/business Credit, Inc., acknowledged by the Company and FPP Distribution, Inc. (filed as Exhibit 10.4 to Registrant's Form 8-K for an event of October 27, 2003 and incorporated herein by reference thereto)

  31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
  31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Treasurer)

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

                                       RXBAZAAR, INC.
                                       Registrant


                                       By: /s/ C. Robert Cusick
                                          ----------------------------
                                          C. Robert Cusick
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)


                                       By: /s/ Bruce C. Warwick
                                          ----------------------------
                                          Bruce C. Warwick
                                          Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

Date:  November 14, 2003