Form 10KSB
period 2003-12-31
RXBAZAAR INC
filed 2004-03-30
CIK 1115295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark one)
              X         Annual Report Pursuant to Section 13 or 15(d) of the
             ---        Securities Exchange Act of 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        Transition Report Pursuant to Section 13 or 15(d) of the
             ---        Securities Exchange Act of 1934

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


                 1385 Kemper Meadow Drive, Cincinnati, OH 45240
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (781) 449-4962
                                               --------------

      Securities to be registered under Section 12(b) of the Exchange Act:
                                      None

      Securities to be registered under Section 12 (g) of the Exchange Act:
                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

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

     Revenues for the fiscal year ended December 31, 2003: $48,994,018

     The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of March 1, 2004: $ 6,754,848.

     The number of shares outstanding of Registrant's Common Stock, $ .001 par value, outstanding on December 31, 2003: 6,166,530 shares.


--------------------------------------------------------------------------------

                    Documents Incorporated by Reference: None
          Transitional Small Business Disclosure Format: Yes     No  X
                                                             ---    ---

                                      INDEX


                                                                        Page No.
                                                                        --------

Facing Page

Table of Contents                                                            i

PART I
Item 1.    Description of Business                                           1
Item 2.    Description of Property                                           9
Item 3.    Legal Proceedings                                                 9
Item 4     Submission of Matters to a Vote of Security Holders               9

PART II
Item 5.    Market for Common Equity and Related Stockholder Matters          9
Item 6.    Management's Discussion and Analysis of Financial Condition
           or Plan of Operations                                            10
Item 7.    Financial Statements                                             19
Item 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         20
Item 8A.   Controls and Procedures                                          20

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16 (a) of the Exchange Act.              20
Item 10.   Executive Compensation                                           22
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                  26
Item 12.   Certain Relationships and Related Transactions                   28
Item 13.   Exhibits and Reports on Form 8-K                                 30
Item 14.   Principal Accountant Fees and Services                           34


SIGNATURES                                                                  35

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     RxBazaar, Inc. ("we" or "RxBazaar") is a distributor of brand and generic pharmaceutical and medical products, as well as other related products aimed at our target market of independent pharmacies. We sell our products to distributors, wholesalers, pharmacies and other customers and organizations licensed to purchase pharmaceutical products. On February 23, 2001, we acquired FPP Distribution, Inc. We conduct business in all fifty U.S. states as well as Puerto Rico.

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

     History

     During our first six months after formation, we focused our efforts on hiring key personnel, establishing relationships with customers and vendors, and developing our technological and operational infrastructure. In April 2000, we launched our www.rxbazaar.com website, and commenced sales. Our initial operations were funded through loans from officers and directors and private placements of common stock. We also arranged for FPP Distribution, Inc., then known as Superior Pharmaceutical Company, to act as our fulfillment center for all of our sales. FPP Distribution was a wholly-owned subsidiary of Able Laboratories, Inc. ("Able"). In October 2000, we agreed to acquire FPP Distribution from Able. We raised the necessary funds to acquire FPP Distribution by selling Series A Preferred Stock to investors in a private placement. We purchased FPP Distribution on February 23, 2001 for $4,000,000 in cash and the assumption of $2,250,000 in subordinated debt. At the same time, we entered into a $12,500,000 line of credit, secured by all of our assets.

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

DRUG DISTRIBUTION INDUSTRY

     Pharmaceutical Distribution in the U.S.

     We compete in a pharmaceutical distribution market of over $150 billion. Many manufacturers of pharmaceuticals and related healthcare products utilize wholesale distributors to deliver their products to the marketplace. We provide both traditional and progressive distribution channels for these products.

     The Role of Independent Pharmacies

     According to a recent survey conducted by the National Community Pharmacists Association, a trade group, independent pharmacies are in the midst of an economic resurgence. In 2001 and 2002, as a whole, the approximately 24,000 independent pharmacies experienced record years in sales. Independent pharmacies posted a 15% increase in sales for 2002, with $67 billion in total sales, an average of $2.9 million per store. Approximately 89% of this revenue was attributable to the sale of prescription drugs.

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

     The Alternate Source Market

     A purchaser that has obtained a drug product at a favorable price may, instead of selling the product through to retail businesses or consumers, sell the product back into the wholesale market. Then, another wholesaler or distributor may buy the product and resell it to retail outlets. As a result, a secondary, or alternate source, market for drug products has emerged. We believe that the alternate source market is a significant opportunity for our business.

     In the alternate source market, certain pharmaceutical wholesalers and distributors can acquire products at a discount and resell them to other parties. We believe that independent pharmacies could benefit from improved access to the alternate source market. We believe that until we introduced our on-line marketplace, our target market of independent pharmacies had relatively little direct access to these alternate source products or the associated discounts.

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

PRODUCTS AND SERVICES

     We offer the following products and services:

     Traditional Distribution Services

     We acquired FPP Distribution, Inc. in February 2001. We conduct our traditional pharmaceutical distributor business through FPP's established distribution channels, including:

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

     We may also elect to fill the order with inventory already in stock, at the listed price, if we have the item in stock. In addition, we may charge suppliers a monthly fee for posting products on the site.

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

     We operate on a short sales cycle with substantially no backlog.

     No customer accounted for more than 10% of our total revenues in 2002 or 2003. In 2003, 19% of our purchases were from one major supplier. We purchased a wide variety of products from this supplier.

     Our primary marketing activities include:

     o Participation in key industry trade shows where we exhibit and give demonstrations to existing and potential posters and customers;

     o Utilization of our staff of 41 telesales representatives through which we conduct over 3,500 calls per day to prospective and current customers;

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

     We handle controlled substances, such as narcotic and habit-forming drugs, which require special storage and handling. We therefore must meet licensing requirements of the U.S. Drug Enforcement Administration ("U.S. DEA"). We are also required to maintain a wholesale distributor's license as well as a license for controlled substances for the state of Ohio, where our physical operations are located. Additionally, as a generic drug distributor, we must obtain licenses as necessary from each state to which we ship products.

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

     On December 3, 1999, the Food and Drug Administration (the "FDA") published final rules implementing the Prescription Drug Marketing Act. The FDA originally scheduled these final rules to become effective on December 4, 2000 but has since stayed effectiveness of certain rules several times, so that the stayed rules will not be in effect until December 1, 2006. Under the rules that have been stayed, wholesale drug distributors must enter into a written agreement with a drug manufacturer in order for the wholesale drug distributor to be considered an authorized distributor for the manufacturer's products. We have written agreements to purchase products with over 40 manufacturers. Those wholesale drug distributors who are not considered authorized distributors must provide their customers with a statement identifying all prior sales of the drug starting with the original sale by the manufacturer. If these rules become effective in their current form on December 1, 2006, then one effect is that we may have to provide this information to buyers on our website. However, the confidentiality between sellers and buyers is a feature that we promote to attract sellers to use our on-line marketplace. Sellers on our website may be less willing to use the website if it means that they will have to provide the prior sale information to our buyers. Therefore, we could experience significant disruption in the supply of products available on our on-line marketplace, which could have a material adverse effect on our business. These rules may be further amended by the FDA prior to final implementation, or Congress could enact an amendment to the law that would alleviate this effect on us. We can give no assurance that the rules as they are finally implemented will not materially and adversely affect our business.

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

EMPLOYEES

     As of December 31, 2003, we had 75 full-time employees, of whom 46 were employed in sales, eight were employed in information technology and the rest were employed in administrative and customer service positions.

     None of our employees are represented by labor organizations and we are not aware of any activities seeking such organization. We consider our relations with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been listed on the OTC Bulletin Board under the symbol RXBZ since September 17, 2002. There is no active trading market for our common stock at present and there has been no significant trading market to date. Until September 17, 2002, no market quotations were entered for our common stock. Between November 18 and December 31, 2002, the high and the low market quotations were $2.00 and $.01, respectively. During 2003, the high and the low market quotations were $4.00 and $0.25, respectively. We cannot guarantee that an active trading market will ever develop or if a market does develop, that it will continue.

     On December 31, 2003, based upon information from Continental Stock Transfer & Trust Company, our transfer agent, there were approximately 268 holders of record of the common stock. Since a portion of the shares of common stock is held in street or nominee name, it is believed that there may be a significant number of additional beneficial owners of the common stock.

DIVIDENDS

     We have never declared or paid cash dividends on our common stock. Furthermore, we presently intend to retain all earnings, if any, for use in our business operations and accordingly, the board of directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, some of our credit agreements impose certain restrictions on us in paying cash dividends on our common stock.

TRANSFER AGENT

     The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

RECENT SALES OF UNREGISTERED SECURITIES

     On October 27, 2003, as part of our entry into a Management Services Agreement with Steel City Pharmaceuticals LLC (see Item 12 of this Report), we granted to Steel City warrants to purchase 150,000 shares of our common stock exercisable at $2.00 per share for a period of five years and options to purchase 1,600,000 shares of our common stock exercisable at $2.50 per share during the term of the Services Agreement and for sixty days thereafter. See our Report on Form 8-K for an event of October 27, 2003.

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

     On July 26, 2002, RxB completed its merger with a wholly-owned subsidiary of SB Merger Corp. In the merger, SB Merger Corp. issued approximately 3,333,969 shares of common stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock to RxB's stockholders. The surviving parent company, now known as RxBazaar, Inc., is also obligated to issue up to 1,834,653 shares of common stock upon exercise of outstanding options and warrants to purchase common stock that it assumed in the merger and it may become obligated to issue up to 2,363,118 additional shares of common stock, if the surviving company meets earnings targets for the four fiscal quarters ending March 31, 2004.

     Stockholders of RxB before the merger owned approximately 93% of our outstanding shares immediately after the merger. After the merger, SB Merger changed its name to RxBazaar, Inc. and RxBazaar, Inc. changed its name to RxB, Inc. On September 30, 2002, RxB was merged into RxBazaar.

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

     Revenue recognition and accounts receivable. We recognize revenue on product sales when persuasive evidence of an arrangement exists, the price is fixed and final, the product is shipped and there is a reasonable assurance of collection of the sales proceeds. We obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We recognize revenue upon shipment. We provide allowances for estimated uncollectible accounts based on historical experience and current developments with our customers.

     Information Technology Costs. Costs of developing internal-use software for our website and call center are accounted for in accordance with Emerging Issues Task Force Issue No. 00-2 and AICPA Statement of Position 98-1. We capitalize costs only to the extent that they are realizable and amortize them over the estimated life of the software. We have not capitalized any costs incurred in connection with our development activities.

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

                                                                   Years Ended December 31,
                                                            ---------------------------------------
                                                                2003                      2002
                                                            ------------              -------------
STATEMENT OF OPERATIONS DATA:
Sales, net..........................................        $48,994,018                $30,427,928
Cost of sales.......................................         45,801,854                 27,200,976
                                                            ------------              -------------
Gross profit........................................          3,192,164                  3,226,952
Operating expenses..................................          6,893,707                  7,423,111
                                                            ------------              -------------
Operating loss......................................         (3,701,543)                (4,196,159)
Other income (expense), net.........................         (1,011,250)                  (408,489)
                                                            ------------              -------------
Net loss............................................         (4,712,793)                (4,604,648)
Dividends on preferred stock........................                 --                    407,928
                                                            ------------              -------------
Net loss applicable to common  stock................        $(4,712,793)               $(5,012,576)
                                                            ============              =============
Net loss per share - basic..........................             $(0.76)                    $(1.21)
                                                            ============              =============
Weighted average number of shares
     outstanding ...................................          6,162,146                  4,133,568
                                                            ============              =============

                                                                            December 31,
                                                            ---------------------------------------
                                                                 2003                      2002
                                                            ------------              -------------
BALANCE SHEET DATA:
Current assets......................................         $9,105,964                 $8,338,432
Total assets........................................         10,480,183                 10,456,509
Current liabilities.................................         14,795,777                  9,394,705
Long-term debt......................................          1,381,591                  2,250,000
Total liabilities...................................         16,177,368                 11,644,705
Working capital (deficit)...........................         (5,689,813)                (1,056,273)
Stockholders' equity (deficit)......................         (5,697,185)                (1,188,196)


     Events Affecting Revenues and Results of Operations

     Our revenues and results of operations have been significantly affected, and are likely to continue to be affected, by a shortage of working capital. We need working capital to buy inventory, since our business depends on having a sufficient amount of enough different products to attract customers and generate sales. As of December 31, 2003, we had 5,420 different products posted for sale on our website, with a total listed sales value of approximately $257 million. Management believes that the number of items posted for sale is an indication of continued interest in our online marketplace among potential sellers, and makes the site more attractive to buyers. The number of items posted for sale, however, does not directly effect our financial condition or results of operations. Unless we are able to attract additional buyers to our website, increase sales and improve our gross profit margin, we will not be able to operate profitably.

     At December 31, 2003 our auditors expressed doubt about our ability to continue as a going concern. Management has been addressing this issue by seeking arrangements to raise additional working capital through one or more offerings of our debt or equity securities to strengthen our financial condition and support our growth. If we are able to generate sufficient working capital by selling our securities, then management hopes to conduct operations on a profitable basis, and to generate additional working capital for operations. However, we can give no assurance that we will be able to raise the necessary capital to sustain our operations or operate profitably.

     Fiscal Year ended December 31, 2003 compared to Fiscal Year ended December 31, 2002

     Net sales for the fiscal year ended December 31, 2003 were $48,994,018, compared to $30,427,928 for the fiscal year ended December 31, 2002. The $18,566,090 or 61.0% increase is due to an improvement in our ability to adequately stock our warehouse, our growing internet sales and greater recognition in our marketplace. Our internet sales were $28,710,245 or 58.6% of net sales for the fiscal year ended December 31, 2003 compared to $15,428,332 or 50.7% of net sales for the fiscal year ended December 31, 2002.

     Cost of sales for the fiscal year ended December 31, 2003 was $45,801,854 or 93.5% of net sales, compared to $27,200,976 or 89.4% of net sales for the 2002 fiscal year. The decrease in the gross profit margin is a result of the sale of brand pharmaceuticals in fiscal 2003 which have a much lower gross profit margin than generic pharmaceuticals. The sale of brand pharmaceuticals has significantly increased activity on our website and makes the site more attractive to buyers and sellers. In addition to drawing buyers and sellers to our Internet site, brand pharmaceuticals often support the sale of generic pharmaceuticals which support higher margins. Our margins are affected by our ability to buy pharmaceutical products at favorable prices and the mix of product sales between brand and generic pharmaceuticals.

     Sales and marketing expenses for the 2003 fiscal year were $1,658,597 or 3.4% of sales, compared to $1,549,204 or 5.1% of sales for the 2002 fiscal year. These expenses include the salaries and commissions of our telemarketing staff, advertising and trade show expenses. Increased salaries and commissions of $81,412 were primarily responsible for the overall increase of $109,393.

     Information technology expenses were $656,925 for the 2003 fiscal year compared to $784,787 for the 2002 fiscal year. These expenses include the salaries of information technology staff and other technology costs. The $127,862 decrease in expenses is primarily due to a decrease of $71,958 in salaries due to a reduction in staff.

     General and administrative expenses for the 2003 fiscal year were $4,578,185 compared to $5,089,120 for the 2002 fiscal year. The $510,935 decrease is primarily due to a $305,850 decrease in consulting expense and a $161,114 decrease in legal fees. Consulting expenses declined as a result of the termination of certain agreements and legal fees were higher in 2002 due to the July 26, 2002 merger and related transactions.

     Other expenses for the 2003 fiscal year were $1,011,250 compared to $408,489 for the 2002 fiscal year. Interest and financing expenses increased to $1,276,832 for the 2003 fiscal year compared to $818,373 for the 2002 fiscal year. The $458,459 increase in interest expense is primarily due to interest and financing costs of $430,121 related to our new inventory financing agreement with Steel City Pharmaceuticals, LLC. Miscellaneous income decreased to $265,582 for the 2003 fiscal year compared to $409,884 for the 2002 fiscal year. The decrease in miscellaneous income is partially due to information technology consulting fees of $254,726 earned in the current period compared to $306,864 earned in 2002 for services provided to Able Laboratories.

     We incurred a net loss for the 2003 fiscal year of $4,712,793 compared to a net loss of $4,604,648 for the 2002 fiscal year. Net loss applicable to common stock for the 2003 fiscal year was $4,712,793 or $0.76 per share compared to $5,012,576 or $1.21 per share for the 2002 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our working capital requirements primarily through the sale of common and preferred stock, borrowings against our asset-based line of credit, borrowings under the Steel City agreement, and borrowings from accredited investors. At December 31, 2003, we had a working capital deficit of $5,689,813, compared to a working capital deficit of $1,056,273 at December 31, 2002. The $4,633,540 decrease in working capital from December 31, 2002 to December 31, 2003 is primarily due to the net loss of $4,712,793 and the reclassification of our $2,250,000 in subordinated notes payable to current liabilities being partially offset by noncash expenses and our new long-term unsecured convertible notes. At December 31, 2003, we had a stockholders' deficit of $5,697,185 compared to a stockholders' deficit of $1,188,196 at December 31, 2002. During the 2003 fiscal year we raised $1,395,000 through the sale of unsecured convertible notes. During the 2002 fiscal year, we raised $4,175,000 through the sale of preferred stock, including the conversion of $1,100,000 of debt and accrued expenses into preferred stock.

     On October 27, 2003, we entered into a management services agreement with Steel City Pharmaceuticals LLC, where they agreed to maintain at least $4,000,000 in capital to be used by us for inventory purchases. We entered into this agreement as a result of our inability to obtain third-party financing on satisfactory terms. We agreed to repay Steel City its purchase price for the inventory plus the greater of (i) 30% of the gross profit on our resale of such inventory or (ii) a 20% annual percentage return for the period that their capital is used by us. Repayment to Steel City is due on the earlier of thirty days after sale of the inventory or forty-five days after payment by Steel City for the inventory. At December 31, 2003, we were not in compliance with the repayment terms of the Steel City agreement. We also agreed to pay Steel City a commitment fee of $50,000 per month during the term of the agreement. Commitment fees are subject to adjustment to the extent that the aggregate sum paid by us under the agreement would exceed $1,200,000 on an annualized basis. Steel City has been granted a second lien on our accounts receivable subject to an inter-creditor agreement with our asset-based lender and retains legal title to the inventory until we resell it. We record a liability for all inventory purchased by Steel City due to our unconditional obligation to purchase such inventory. The agreement is for a term ending on August 31, 2006, subject to earlier termination either by Steel City at any time or by us at any time after one year or earlier if Steel City rejects more than 20% of the purchase opportunities during the first six months of the agreement. Some of the members of Steel City also serve as our officers and directors, see Item 12 of this report.

     In September 2002, we issued 239,841 shares of common stock to Able Laboratories in payment of $479,682 in accrued dividends on our Series A Preferred Stock. We agreed to issue Able additional shares of common stock if Able receives less than $479,682 in proceeds from the sale of these shares and Able agreed to return any unsold shares after Able receives proceeds totaling $479,682. As a result of the indeterminate number of shares to be issued, we recorded the issuance of the 239,841 shares at their par value of $240 and have a remaining dividend payable of $479,442 as of December 31, 2003. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock. In addition, we issued 92,964 shares of common stock in payment of $185,928 of accrued dividends on our Series B Preferred Stock on September 30, 2002. The Series B Preferred Stock was converted to common stock on September 30, 2002. As a result of Able's waiving its rights to future dividends on the Series A Preferred Stock and the conversion of the Series B Preferred Stock into common stock, we have no obligation to pay cash dividends on preferred stock.

     A summary of our outstanding contractual obligations at December 31, 2003 is as follows:

                                                               Payment Due by Period
                              ------------------------------------------------------------------------------------
Contractual Obligations            Total             2004            2005-2006       2007-2008        After 2008
-----------------------       ---------------   --------------    -------------     -----------      -------------
Debt Obligations              $  12,918,555     $  11,536,964     $  1,381,591      $       --       $         --
Operating Leases                  5,885,296          658,072         1,267,224         960,000          3,000,000
                              ---------------   --------------    -------------     -----------      -------------
         Total                $  18,803,851     $  12,195,036     $  2,648,815      $  960,000       $  3,000,000
                              ===============   ==============    =============     ===========      =============

     Based on our operating plans, management believes that as of March 15, 2004, our borrowing ability under our asset-based line of credit and the Steel City agreement should be sufficient to fund our working capital needs for the next two months. Our asset-based lender notified us on November 6, 2003 that it will not renew the credit agreement on February 24, 2004. On February 27, 2004, our asset-based lender agreed to extend the credit agreement to May 31, 2004 subject to certain modifications. See Note 17 to the Consolidated Financial Statements. We are currently seeking to raise additional capital through the private placement of debt or equity securities to a limited group of qualified investors. We also plan to continue to seek additional financing to replace our asset-based lender, pay off our subordinated notes and improve our overall financial condition. However, we can give no assurance that we will be able to obtain any such financing on satisfactory terms, and if we are successful in obtaining financing it might be highly dilutive to current stockholders. Our failure to obtain additional financing on satisfactory terms could require us to curtail our operations and could have a potential adverse impact on our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

     Other recent accounting pronouncements, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity and SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, did not have any impact on our consolidated financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

     We are including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, RxBazaar. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

RISK FACTORS

IF WE DO NOT OBTAIN A SUBSTANTIAL AMOUNT OF ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO FUND EXISTING AND FUTURE OPERATIONS.

     We require substantial additional financing in order to fund our operations and to carry out our business plan. We can give no assurance, however, that we will be able to obtain such financing or that such financing will be available on satisfactory terms. To raise additional financing, we have pursued various possible financing options. During fiscal 2003, our fund raising was just $1,395,000 in unsecured convertible notes. In addition, we entered into a management services arrangement with an entity that agreed to maintain at least $4 million in capital to be used by us for inventory purchases. One officer-director and two of our directors are affiliated with this entity. Our asset-based lending agreement was to expire in February 2004, and was extended only to May 31, 2004. Future financing transactions, if we are able to complete any, could result in substantial dilution to existing stockholders. If we are unable to obtain additional financing we may have to curtail or suspend operations.

WE CONTINUE TO LOSE MONEY ON OUR OPERATIONS.

     We are not profitable. In the year ended December 31, 2003 we incurred a net loss of $4.7 million, and as of December 31, 2003, we had a stockholders' deficit of $5.7 million. We anticipate future losses and negative cash flow to continue for the foreseeable future, even though monthly sales have recently increased. Because of our history of operating losses and working capital deficit, our independent auditors have expressed doubt as to our ability to continue as a going concern.

     We can give no assurance that we will be able to operate profitably or produce a positive cash flow. In general, our ability to become profitable depends on our ability to generate and sustain substantially higher revenues while maintaining reasonable expense levels. If we were to achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK WILL RESULT IN SUBSTANTIAL ADDITIONAL DILUTION.

     Our board of directors is authorized to issue up to 75,000,000 shares of our common stock. At December 31, 2003, we had outstanding 6,166,530 shares of common stock, and had reserved up to 8,583,350 shares of common stock for issuance upon conversion or exercise of notes, warrants, options and contingent merger shares. Issuance of the above shares, or of additional shares of common stock that we may issue in future transactions, could cause substantial dilution in the ownership percentage of our current common stockholders.

BECAUSE THERE HAS BEEN NO ACTIVE PUBLIC TRADING MARKET FOR OUR STOCK, INVESTORS MAY NOT BE ABLE TO SELL THEIR SHARES OR ACHIEVE LIQUIDITY IN THEIR INVESTMENT.

     There has not been an active trading market for our securities. If a regular trading market for our common stock does not develop then holders may not be able to sell their shares. If an active trading market for our securities were to develop, we could give no assurance that such a market could be sustained. Any market for our securities that may develop could be a limited one. In any event, if our securities traded at a low price, many brokerage firms may choose not to engage in market making activities or effect transactions in our securities. Purchasers of our securities may have difficulties in reselling them and many banks may not grant loans using our securities as collateral.

OUR PREFERRED STOCK HAS RIGHTS SUPERIOR TO THOSE OF OUR COMMON STOCK, AND FUTURE ISSUANCES OF PREFERRED STOCK COULD FURTHER DILUTE EXISTING HOLDERS' INTERESTS AND IMPEDE OR DELAY A TAKEOVER ATTEMPT.

     We have outstanding 345,333 shares of Series A Preferred Stock. These shares are entitled to preferential treatment upon liquidation, as well as other advantages over our common stock. Also, our amended and restated certificate of incorporation authorizes our board of directors to designate and to issue, without stockholder approval, series of preferred stock with voting, conversion and other rights and preferences that could differentially and adversely affect the voting power or other rights of the holders of our common stock. The board of directors could issue preferred stock that adversely affects the rights of holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting power. The issuance of preferred stock or rights to purchase preferred stock could also be used to discourage an unsolicited acquisition proposal. Although we have no present intention to issue additional shares of preferred stock, the issuance of such shares might render more difficult, and therefore discourage, an unsolicited takeover proposal such as a tender offer, a proxy contest or, an attempt to remove incumbent management, even if such actions would be in the best interest of our stockholders.

WE HAVE A LIMITED OPERATING HISTORY; THEREFORE, WE MAY NOT BE ABLE TO ACCURATELY FORECAST FUTURE RESULTS AND OPERATING LOSSES IN FUTURE PERIODS COULD BE GREATER THAN EXPECTED.

     Before acquiring FPP Distribution in February 2001, our activities consisted primarily of developing and creating recognition for the RxBazaar.com website. We commenced sales activities in April 2000. As a result, it is difficult to accurately forecast our revenues and we lack meaningful historical financial data upon which to base planned operating expenses. Our revenues and operating results are difficult to forecast in particular because:

     o we lack working capital sufficient to obtain a steady and sufficient supply of products to sell;
     o    we operate on a short sales cycle with substantially no backlog;
     o while we have achieved some sales increases, we have not been able to predict accurately the rate of growth; and
     o    we have no long-term supply contracts.

IF WE FAIL TO ESTABLISH THE RXBAZAAR BRAND OR TO ATTRACT REPEAT CUSTOMERS, WE MAY NOT BE ABLE TO INCREASE OUR REVENUES SUFFICIENTLY TO FUND OUR OPERATIONS.

     We believe that we must develop and strengthen the RxBazaar brand, particularly because of the early stage of our development and the highly competitive nature of our business. The development of the RxBazaar brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We cannot be certain that we will be able to afford to conduct brand promotion activities sufficient to build awareness, or that such activities, if any, will be successful or will result in increased revenues.

INTENSE COMPETITION IN THE DRUG DISTRIBUTION MARKET MAY PREVENT US FROM GENERATING MARGINS OR ACHIEVING MARKET SHARE NECESSARY FOR US TO OPERATE PROFITABLY.

     We do business in a market that is highly competitive, and we expect competition in the drug distribution market to intensify in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our net revenue and results of operations. We compete or will potentially compete with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources. Our competitors include:

     o    on-line businesses that sell prescription drugs;
     o    national wholesalers; and
     o    national and regional distributors.

     Many of our competitors and potential competitors have operated for a longer period of time than we have, have greater financial resources, have established marketing relationships with leading manufacturers and advertisers and have a secured presence in distribution channels. Some of these companies may also commence or expand their presence on the internet. Finally, we are aware of other similar entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete directly with those we offer.

     We may face a significant competitive challenge from alliances entered into between and among our competitors and major pharmacy benefit managers, major HMOs or chain drugstores, as well as from larger competitors created through industry consolidation. The combined resources of these partnerships or consolidated entities could pose a significant competitive challenge to us, and their existence could impede us in or prevent us from establishing relationships with the member pharmacy benefit managers, HMOs or chain drugstores.

OUR OBLIGATION TO COMPLY WITH EXTENSIVE GOVERNMENT REGULATION OF OUR BUSINESS IS EXPENSIVE, AND OUR FAILURE TO DO SO COULD RESULT IN SIGNIFICANT LIABILITY.

     We are subject to regulation under various state and federal laws, including the Federal Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act, the Controlled Substances Act, and state laws and regulations applicable to the distribution of pharmaceutical products and controlled substances. We must maintain licenses in every territory in which we intend to conduct business. Although we believe that we presently have all of the needed licenses and governmental authorizations necessary to conduct our current business, we can give no assurance:

     o that we will obtain or maintain the necessary licenses and regulatory authorizations from the U.S. Drug Enforcement Agency and state regulators;
     o that the process to obtain such authorizations will not take too long or cost too much; or
     o    that we will have sufficient funds to obtain such authorizations.

     If we fail to maintain needed licenses and authorizations, then we might have to curtail or suspend our operations. In addition, changes to the law, such as broader regulation of drug prices across different classes of purchasers, could harm our business.

IF WE INCURRED A MATERIAL LIABILITY FOR WHICH WE ARE NOT ADEQUATELY INSURED, WE MIGHT BE RENDERED INSOLVENT.

     Our business of selling drug products for human use is inherently risky. We face the risk of liability resulting from claims made directly by consumers or by buyers or sellers using our on-line marketplace. We currently have property, general liability and product liability insurance in amounts that management believes to be adequate, but we can give no assurance that such insurance will remain available at a reasonable cost or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. We can give no assurance that we will be able to obtain or maintain adequate insurance on reasonable terms or that, if obtained, such insurance will be sufficient to protect us against such potential liability or at a reasonable cost. The obligation to pay any substantial liability claim could render us insolvent and could force us to curtail or suspend operations.

BECAUSE WE DO NOT HAVE LONG-TERM PURCHASE AGREEMENTS, WE MUST INCREASE BOTH OUR CUSTOMER BASE AND OUR SALES TO EXISTING CUSTOMERS IN ORDER TO OPERATE PROFITABLY.

     None of our customers has any long-term obligation to continue to purchase our products or services, and any customer could reduce or cease ordering our products or services. We believe that we must increase our customer base and increase our orders from new and existing customers in order to earn a profit.

IF WE LOSE THE SERVICES OF C. ROBERT CUSICK, OUR CHIEF EXECUTIVE OFFICER, OR OUR OTHER EXECUTIVE OFFICERS, THEN WE MIGHT NOT BE ABLE TO CONTINUE OUR BUSINESS IN ACCORDANCE WITH OUR CURRENT PLANS.

     Our success depends significantly on the skills, experience and efforts of our chief executive officer, C. Robert Cusick, and our other executive officers and key personnel. Many of these individuals would be difficult to replace. Mr. Cusick and the management of RxBazaar have developed, and are engaged in carrying out, our strategic business plan. The loss of the services of Mr. Cusick or any other key person could seriously harm our ability to effect our strategy.

WE MAY BE UNABLE TO DEVELOP OR PROTECT PROPRIETARY TECHNOLOGY SUFFICIENT TO GIVE US A COMPETITIVE ADVANTAGE IN THE DRUG DISTRIBUTION BUSINESS.

     Although the operation of traditional drug distribution businesses has not historically been dependent on proprietary technology, we have developed proprietary software for the management of our call center that we believe helps us to increase the efficiency and effectiveness of our call center staff.

     We do not have any patents on our proprietary software and we depend on a combination of copyright protection and trade secrets to maintain our intellectual property. The steps we have taken to protect our technology may prove to be inadequate.

     We could also face third party claims that we have infringed the third party's intellectual property rights. Any claim of infringement by a third party could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management from carrying on our business. We might seek to license intellectual property from such a third party or to develop non-infringing technology, but we might not be able to do so in a timely manner or on commercially reasonable terms. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products and services.

REPEATED OR SUSTAINED FAILURES OF INTERNET INFRASTRUCTURE ELEMENTS OUTSIDE OUR CONTROL, OR THE PERCEPTION THAT THEY COULD OCCUR, COULD PREVENT BUYERS AND SELLERS FROM USING OUR ON-LINE MARKETPLACE.

     The internet global computer network has been characterized by, and is expected to continue to experience, significant growth in the number of users and amount of traffic. The success of our on-line drug distribution marketplace depends upon the development and maintenance of internet infrastructure to cope with this increased number of users and traffic. This requires a reliable network backbone with the necessary speed, data capacity and security, and the timely development of complementary products, including high-speed access products and services, for providing widely available, reliable internet access and services. However, we cannot control or affect the rate of development or maintenance of internet infrastructure, or rate at which access providers will make high speed internet access available. Our inability to scale our systems may result in unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment, or delays in reporting accurate financial information.

     A significant risk to on-line commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches, or the perception by potential users that use of the service entails significant security risks, could harm our business. It is likely that a significant number of buyers will authorize us to bill their credit card accounts directly for payments made to us. We intend to rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. However, advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology we use to protect customer transaction data. Any such compromise of our security could harm our reputation and, therefore, our business. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. We may not be adequately insured against losses caused by security breaches. Our business depends in part on our ability to offer a convenient on-line marketplace to buy and sell pharmaceutical products. If we cannot do so because of internet factors outside our control, then customers may not use the service.

ITEM 7.  FINANCIAL STATEMENTS

                                                                      PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                           NUMBER
------------------------------------------                           ------

Independent Auditors' Report                                          F-1

Consolidated Balance Sheets as of December 31, 2003 and 2002          F-2

Consolidated Statements of Loss for the years ended                   F-3
December 31, 2003 and 2002

Consolidated  Statements of Stockholders'  Equity (Deficit)           F-4
for years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years                   F-5
ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements                            F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
RxBazaar, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of RxBazaar, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RxBazaar, Inc. and subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations resulting in a working capital deficiency and a stockholders' deficit at December 31, 2003. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Wolf & Company, P.C.

Boston, Massachusetts
February 10, 2004, except for Note 17
  as to which the date is February 27, 2004

                          RXBAZAAR, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                        ---------------------------------
                                            ASSETS                           2003                2002
                                                                        ---------------   ---------------
Current assets:
    Cash and cash equivalents                                           $      25,231      $     480,228
    Accounts receivable - less allowance for doubtful accounts of
    $302,333 and $394,996                                                   5,748,970          3,922,853
    Inventory                                                               3,239,711          3,776,323
    Prepaid expenses and other current assets                                  92,052            159,028
                                                                        ---------------   ---------------
         Total current assets                                               9,105,964          8,338,432
                                                                        ---------------   ---------------
Property and equipment, at cost:
    Computer hardware and software                                            746,438            722,172
    Furniture, fixtures and equipment                                         280,850            280,850
    Leasehold improvements                                                     35,170             28,713
                                                                        ---------------   ---------------
                                                                            1,062,458          1,031,735
    Less accumulated depreciation and amortization                           (664,329)          (458,632)
                                                                        ---------------   ---------------
         Net property and equipment                                           398,129            573,103
                                                                        ---------------   ---------------

Other assets:
    Deferred financing costs, net                                              40,464            185,148
    Customer lists, net of accumulated amortization of $1,201,900
    and $777,700                                                              919,083          1,343,283
    Deposits                                                                   16,543             16,543
                                                                        ---------------   ---------------
         Total other assets                                                   976,090          1,544,974
                                                                        ---------------   ---------------
                                                                         $ 10,480,183      $  10,456,509
                                                                        ===============   ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable                                                        $ 11,536,964     $    3,781,416
    Accounts payable                                                        1,978,105          4,502,798
    Accrued expenses and other current liabilities                            801,266            631,049
    Preferred dividends payable                                               479,442            479,442
                                                                        ---------------   ---------------
         Total current liabilities                                         14,795,777          9,394,705
Long-term debt                                                              1,381,591          2,250,000
                                                                        ---------------   ---------------
         Total liabilities                                                 16,177,368         11,644,705
                                                                        ---------------   ---------------
Stockholders' equity (deficit):
    Preferred stock, at liquidation value, $.001 par value,
       10,000,000 shares authorized:
       Series A, 345,333 shares issued
                                                                            3,700,000          3,700,000
    Common stock, $.001 par value, 75,000,000 shares authorized,
       6,166,530 and 6,160,280 shares issued                                    6,167              6,160
    Additional paid-in capital                                             10,389,475         10,222,966
    Accumulated deficit                                                   (19,779,024)       (15,066,231)
    Unearned stock-based compensation                                         (13,803)           (51,091)
                                                                        ---------------   ---------------
         Total stockholders' equity (deficit)                              (5,697,185)        (1,188,196)
                                                                        ---------------   ---------------
                                                                        $  10,480,183     $   10,456,509
                                                                        ===============   ===============


              See independent auditors' report and accompanying notes to consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF LOSS

                                                         Years Ended December 31,
                                                       ---------------------------------
                                                            2003               2002
                                                       ---------------   ---------------
  Sales, net                                           $  48,994,018     $   30,427,928
  Cost of sales                                           45,801,854         27,200,976
                                                       ---------------   ---------------
         Gross profit                                      3,192,164          3,226,952
                                                       ---------------   ---------------

  Operating expenses:
     Sales and marketing                                   1,658,597          1,549,204
     Information technology                                  656,925            784,787
     General and administrative                            4,578,185          5,089,120
                                                       ---------------   ---------------
         Total operating expenses                          6,893,707          7,423,111
                                                       ---------------   ---------------
         Operating loss                                   (3,701,543)        (4,196,159)
                                                       ---------------   ---------------

  Other income (expense):
     Interest and financing expense                       (1,276,832)          (818,373)
     Miscellaneous income (expense), net                     265,582            409,884
                                                       ---------------   ---------------
         Other income (expense), net                      (1,011,250)          (408,489)
                                                       ---------------   ---------------
         Net loss                                         (4,712,793)        (4,604,648)

  Dividends on preferred stock                                   --             407,928
                                                       ---------------   ---------------
         Net loss applicable to common stock           $  (4,712,793)    $   (5,012,576)
                                                       ==============    ===============

  Net loss per share - basic                           $       (0.76)    $        (1.21)
                                                       ==============    ===============

  Weighted average shares outstanding                      6,162,146          4,133,568
                                                       ==============    ===============


See independent auditors' report and accompanying notes to consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                       Common Stock        Additional                    Unearned
                                      Preferred     -------------------     Paid-in       Accumulated  Stock-based
                                        Stock         Shares    Amount      Capital         Deficit    Compensation       Total
                                    ------------    ---------- --------- -------------  -------------- -------------  ------------
Balance, December 31, 2001          $  3,700,000    3,333,969  $  3,334  $  5,886,529   $ (10,053,655)  $   (96,394)  $   (560,186)
Sale of preferred stock                4,175,000           --        --      (160,500)             --            --      4,014,500
Conversion of preferred stock         (4,175,000)   2,087,500     2,087     4,172,913              --            --             --
Conversion of preferred dividends             --      332,805       333       185,835              --            --        186,168
Common stock issued in merger                 --      406,006       406           (45)             --            --            361
Stock options and warrants issued             --           --        --       146,250              --            --        146,250
Amortization of unearned                      --           --        --            --              --        37,287         37,287
 compensation
Forfeiture of unearned                        --           --        --        (8,016)             --         8,016             --
 compensation
Preferred dividends accrued                   --           --        --            --        (407,928)           --       (407,928)
Net loss                                      --           --        --            --      (4,604,648)           -      (4,604,648)
                                    ------------    ---------- --------- -------------  -------------- -------------  ------------
Balance, December 31, 2002             3,700,000    6,160,280     6,160    10,222,966     (15,066,231)      (51,091)    (1,188,196)
Stock issued for services                     --        6,250         7        12,493              --            --         12,500
Stock options and warrants                    --           --        --       154,016              --            --        154,016
 issued
Amortization of unearned                      --           --        --            --              --        37,288         37,288
 compensation
Net loss                                      --           --        --            --      (4,712,793)           --     (4,712,793)
                                    ------------    ---------- --------- -------------  -------------- -------------  ------------
Balance, December 31, 2003          $  3,700,000    6,166,530   $ 6,167  $ 10,389,475   $ (19,779,024)  $   (13,803)  $ (5,697,185)
                                    ============    ========== ========= =============  ============== =============  ============


              See independent auditors' report and accompanying notes to consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended December 31,
                                                                                ---------------------------------
                                                                                    2003               2002
                                                                                ---------------   ---------------
  Cash flows from operating activities:
    Net loss                                                                    $  (4,712,793)     $  (4,604,648)
    Adjustments to reconcile net loss to net cash used for
      operating activities:
      Depreciation and amortization                                                   780,702            897,853
      Amortization of unearned compensation                                            37,288             37,287
      Stock, options and warrants issued for services and financing                   146,986             82,500
      (Increase) decrease in operating assets:
         Accounts receivable                                                       (1,826,117)        (2,271,457)
         Inventory                                                                    536,612            118,171
         Prepaid expenses and other current assets                                     66,976             (3,052)
      Increase (decrease) in operating liabilities:
         Accounts payable                                                          (2,524,693)         1,664,541
         Accrued expenses and other current liabilities                               170,217           (166,618)
                                                                                ---------------   ---------------
              Net cash used for operating activities                               (7,324,822)        (4,245,423)
                                                                                ---------------   ---------------

  Cash flows from investing activities:
      Purchase of property and equipment                                              (30,723)           (75,026)
      Decrease (increase) in deposits                                                      --             13,840
                                                                                ---------------   ---------------
              Net cash used for investing activities                                  (30,723)           (61,186)
                                                                                ---------------   ---------------

  Cash flows from financing activities:
      Net change in line of credit                                                    755,836          1,355,136
      Net change in inventory financing agreement                                   4,749,712                 --
      Proceeds from notes payable and warrants                                      1,395,000            375,000
      Payments on notes payable                                                            --            (35,000)
      Proceeds from sale of stock                                                          --          2,914,500
      Net proceeds from merger                                                             --                361
                                                                                ---------------   ---------------
              Net cash provided by financing activities                             6,900,548          4,609,997
                                                                                ---------------   ---------------

  Net change in cash and cash equivalents                                            (454,997)           303,388
  Cash and cash equivalents at beginning of year                                      480,228            176,840
                                                                                ---------------   ---------------
  Cash and cash equivalents at end of year                                      $      25,231      $     480,228
                                                                                ===============   ===============
  Supplemental cash flow information:
      Interest paid                                                             $     764,178      $     619,410
      Preferred dividends accrued                                                          --            407,928
      Common stock issued for accrued dividends                                            --            186,168
      Preferred stock issued for debt and accrued expenses                                 --          1,100,000
  Additional cash flow information is included in Notes 5, 7 and 8.


              See independent auditors' report and accompanying notes to consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS AND BASIS OF PRESENTATION

     RxBazaar, Inc. ("RxBazaar"), formerly known as SB Merger Corp., was incorporated in the State of Delaware on January 3, 2000. On July 26, 2002, we completed our merger with RxB, Inc. ("RxB") and the historical financial statements of RxB became the historical financial statements of the combined entity (see Note 3). RxB, formerly known as RxBazaar, Inc., was incorporated on October 25, 1999 in the State of Delaware. On September 30, 2002, RxB was merged into RxBazaar. We distribute brand and generic pharmaceuticals and other medical supplies through our wholly-owned subsidiary, FPP Distribution, Inc. ("FPP"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     ACCOUNTS RECEIVABLE

     We have historically provided financial terms to customers in connection with sales of our products. Financial terms, for credit-approved customers, are generally on a net 15-45 day basis. Management periodically reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts. Factors considered include economic conditions and each customer's payment history and credit worthiness. Adjustments, if any, are made to allowance balances following the completion of these reviews to reflect management's best estimates of potential losses.

     INVENTORY

     Inventory consists primarily of finished goods held for distribution. Inventory is valued at the lower of average cost or market on a first-in first-out (FIFO) method. Cost of inventories held for distribution is based on the purchase price net of vendor discounts and other allowances, if any.


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

     Depreciation and amortization for 2003 and 2002 was $205,697 and $210,312, respectively. Estimated useful lives are as follows:

        Computer hardware and software                  2 - 5 years
        Furniture, fixtures and equipment               5 - 7 years
        Leasehold improvements                          5 - 10 years

     INFORMATION TECHNOLOGY COSTS

     Costs of developing internal-use software for our website and call center are accounted for in accordance with Emerging Issues Task Force Issue No. 00-2 and AICPA Statement of Position 98-1. Costs are capitalized only to the extent that they are realizable and are amortized over the estimated life of the software. No development costs were incurred in 2003 and costs incurred in connection with these development activities were not capitalized during 2002.

     DEFERRED COSTS

     Deferred financing costs represent fees paid in connection with obtaining an asset-based line of credit and the assumption of the senior subordinated debt in connection with the acquisition of FPP (see Note 4). These costs are being amortized over the terms of the loans. Amortization expense for 2003 and 2002 was $144,684 and $144,684, respectively.

     CUSTOMER LISTS

     A portion of the purchase price for FPP was allocated to customer lists (see Note 4). Customer lists are being amortized over an estimated life of five years. Amortization expense for 2003 and 2002 was $424,200 and $424,200, respectively. Amortization expense is expected to be $424,200 for 2004, $424,200 for 2005 and $70,683 for 2006.

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

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     ADVERTISING COSTS

     Advertising costs are charged to expense when incurred. Advertising expense amounted to approximately $9,000 and $11,000 in 2003 and 2002, respectively.

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

                                                  Years Ended December 31,
                                               ------------------------------
                                                   2003             2002
                                               --------------   --------------
Net loss-- as reported                         $  (4,712,793)   $  (4,604,648)
Add stock-based employee
compensation
    under APB No. 25                                  37,288           37,287
Deduct stock-based employee compensation
   under SFAS No. 123                               (146,631)        (145,549)
                                               --------------   --------------
Pro forma net loss                             $  (4,822,136)   $  (4,712,910)
                                               ==============   ==============

Basic net loss per share - as reported         $       (0.76)   $       (1.21)
                                               ==============   ==============

Basic net loss per share - pro forma           $       (0.78)   $       (1.24)
                                               ==============   ==============


     COMPREHENSIVE INCOME

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of other comprehensive income during 2003 or 2002.


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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

     Other recent accounting pronouncements, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, did not have any impact on our consolidated financial position, results of operations or cash flows.

2.   NEED FOR ADDITIONAL CAPITAL

     We have incurred losses accumulating $19,779,024 through December 31, 2003, and have a working capital deficiency of $5,689,813 and a stockholders' deficit of $5,697,185 at December 31, 2003. Additionally, our asset-based lender notified us on November 6, 2003, that it will not renew the credit agreement on February 24, 2004. See Note 17. These conditions raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to achieve profitable operations and raise additional financing. Management plans to resolve the doubt by raising capital through a private offering and anticipates the proceeds from the offering should provide sufficient capital resources to sustain operations. Management also plans to increase sales and improve the gross profit margin while controlling costs. As a result, management believes that no adjustments or reclassifications of recorded assets and liabilities is necessary at this time.

3.   MERGER AGREEMENT

     In the July 26, 2002 merger, RxB's stockholders received 3,333,969 shares of common stock, 345,333 shares of Series A Preferred Stock and 2,087,500 shares of Series B Preferred Stock of RxBazaar. We also became obligated to issue up to 1,834,653 shares of common stock upon exercise of outstanding options and warrants to purchase common stock.

     Holders of RxB's common stock, options, warrants and Series A Preferred Stock may become eligible to receive up to 2,363,118 additional shares of common stock, if our consolidated income before taxes is equal to or greater than $3,225,000 for the four fiscal quarters ending March 31, 2004. Target figures will be increased by $0.10 for every additional gross dollar of equity investment above $3,000,000 raised after the date of the merger agreement.


                        See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Stockholders of RxBazaar before the merger owned 406,006 shares of common stock or approximately 7% of our outstanding shares. For accounting purposes, the transaction described above is considered, in substance, a capital transaction rather than a business combination. It is equivalent to the issuance of common stock by RxB for the net assets of RxBazaar, accompanied by a recapitalization. This accounting treatment is identical to that resulting from an acquisition, except that no goodwill or other intangible asset was recorded. The historical financial statements of RxB, Inc. are the historical financial statements of the combined entity.

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

     The acquisition has been accounted for as a purchase and the results of operations of FPP have been included in our consolidated financial statements since the date of acquisition. The excess of the purchase price over the net assets acquired plus costs incurred in connection with the merger aggregated $2,120,983. Accordingly, we allocated $2,120,983 of the purchase price to customer lists which are being amortized over five years.

5.   NOTES PAYABLE

     Notes payable consist of the following:

                                                         December 31,
                                                 ---------------------------
                                                      2003          2002
                                                 ------------  -------------
 Notes payable, officers and directors           $    40,000   $    40,000
 Line-of-credit                                    4,497,252     3,741,416
 Inventory financing agreement                     4,749,712            --
 Subordinated notes payable                        2,250,000     2,250,000
 Unsecured convertible notes                       1,381,591            --
                                                 ------------  ------------
         Total                                    12,918,555     6,031,416

 Less current portion                             11,536,964     3,781,416
                                                 ------------  -------------

         Long-term debt                          $ 1,381,59    $ 2,250,000
                                                 ============  =============

     NOTES PAYABLE, OFFICERS AND DIRECTORS

     In March 2000, we borrowed $250,000 from our officers and directors under 10% unsecured promissory notes. The remaining balance of the notes are currently due on demand. Interest expense for 2003 and 2002 was $4,000 and $9,225, respectively. Accrued interest of $6,101 and $2,101 was included in accrued expenses and other current liabilities at December 31, 2003 and 2002, respectively. In April and May 2002, $150,000 in notes were converted into Series B Preferred Stock.

     NOTES PAYABLE, COMPUTER EQUIPMENT

     On February 5, 2001, we entered into an equipment financing agreement with a corporation which employed one of our directors as an officer. Under the agreement we received $250,000 and granted a security interest in certain computer equipment. During 2001, we paid $25,000 against the principal balance. On February 5, 2002, we paid $25,000 on this obligation and the lender agreed to release their claims to the computer equipment. We settled


                        See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     the balance due by issuing $200,000 of Series B Preferred Stock in April 2002 and payment of the interest in July 2002. Interest expense for 2002 was $1,262.

     LINE-OF-CREDIT

     On February 23, 2001, we entered into an asset-based line-of-credit agreement with a lender for $12,500,000 secured by a lien on substantially all assets. Borrowings under the line are based on eligible accounts receivable and inventory and have been classified as a current liability. The line bears interest at the default rate of prime plus 3% (7.0% at December 31, 2003) and matures on February 23, 2004. At December 31, 2003 and 2002, we were current with our payments on the line but in default of certain loan covenants. Our lender notified us on November 6, 2003 that it will not renew the credit agreement on February 24, 2004. Interest expense for 2003 and 2002 was $228,275 and $192,674, respectively. See Note 17.

     INVENTORY FINANCING AGREEMENT

     On October 27, 2003, we entered into a management services agreement with Steel City Pharmaceuticals LLC, where they agreed to maintain at least $4,000,000 in capital to be used by us for inventory purchases. We agreed to repay Steel City its purchase price for the inventory plus the greater of (i) 30% of the gross profit on our resale of such inventory or (ii) a 20% annual percentage return for the period that their capital is used by us. Repayment to Steel City is due on the earlier of thirty days after sale of the inventory or forty-five days after payment by Steel City for the inventory. We also agreed to pay Steel City a commitment fee of $50,000 per month during the term of the agreement. Commitment fees are subject to adjustment to the extent that the aggregate sum paid by us under the agreement would exceed $1,200,000 on an annualized basis. Steel City retains legal title to the inventory until we resell it and has been granted a second lien on our accounts receivable subject to an inter-creditor agreement with our asset-based lender and Able. We record a liability for all inventory purchased by Steel City due to our unconditional obligation to purchase such inventory. The agreement is for a term ending on August 31, 2006, subject to earlier termination either by Steel City at any time or by us at any time after one year or earlier if Steel City rejects more than 20% of the purchase opportunities during the first six months of the agreement.

     The members of Steel City include C. Robert Cusick, the Chairman of the Board and a director of RxBazaar, and separate trusts established by two other directors of RxBazaar. Their aggregate capital contribution to Steel City was $1,000,000, plus Mr. Cusick is a co-guarantor of a $1,000,000 line of credit obtained by Steel City. Mr. Cusick has subsequently advanced additional funds to Steel City aggregating $400,000 as of January 31, 2004. The sole managing-member of Steel City is an equity investor who has been a debt investor in RxBazaar.

     As additional consideration for the agreement, we granted Steel City (i) warrants to purchase 150,000 shares of our common stock at $2.00 per share exercisable for five years and (ii) options to purchase up to 1,600,000 shares of our common stock at $2.50 per share expiring 60 days after termination of the agreement. The warrants were distributed to the members of Steel City. The warrants and options were valued at $131,000 and charged to financing expense.

     Interest expense for 2003 was $299,121 and accrued interest of $184,660 was included in accrued expenses and other current liabilities at December 31, 2003. At December 31, 2003, we were not in compliance with the repayment terms of the agreement.

     SUBORDINATED NOTES PAYABLE

     On February 23, 2001, in connection with the acquisition of FPP, we assumed senior subordinated notes payable totaling $2,250,000 and bearing interest at 13.5% per annum payable monthly. The notes mature on June 17, 2004. The notes payable are secured by a third lien on accounts receivable and a second lien on substantially all other assets, were guaranteed by Able Laboratories, Inc. and are subject to an inter-creditor agreement with our asset-based lender and Steel City. On June 14, 2002, Able purchased the debt. Able has the option to convert the debt into our common stock at


                        See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     the current market value of the common stock. Able has agreed that it will not convert the notes if such conversion would result in Able owning more than 4.9% of our common stock. We are current with our payments on these notes but are in default of certain loan covenants. We are prohibited from making any principal payments on the notes without the approval of the asset-based lender and Able has subordinated its rights with respect to defaults to the asset-based lender pursuant to the terms of the inter-creditor agreement. Management intends to refinance this debt with long-term financing. Interest expense for both 2003 and 2002 amounted to $303,750. Accrued interest of $6,578 was included in accrued expenses and other current liabilities at December 31, 2003.

     UNSECURED CONVERTIBLE NOTES

     In April 2003, we commenced an offering of units at a purchase price per unit of $100,000. Each unit consists of a $100,000 10% unsecured convertible promissory note due the earlier of (i) April 2005 or (ii) 90 days after we raise $6 million in a separate offering, and a warrant to purchase 10,000 shares of common stock at $2.75 per share exercisable through April 2008. The note is convertible to common stock at $2.50 per share. We received $1,395,000 in gross proceeds, including $200,000 from two of our directors, and issued warrants to the investors to purchase 139,500 shares. Proceeds of $19,530 were allocated to the warrants based on their estimated fair value and credited to additional paid-in capital. This amount is reflected as a discount against the notes and will be amortized to interest expense over the life of the notes. We also issued warrants to purchase 11,950 shares of common stock, on the same terms as the unit warrants, for placement services valued at $1,673 and paid legal fees and commissions of $95,600. We expensed these costs. Interest expense and amortization expense for 2003 was $83,616 and $6,121, respectively. Accrued interest of $11,625 was included in accrued expenses and other current liabilities at December 31, 2003.

     BRIDGE NOTES PAYABLE

     In December 2001, we commenced an offering of units, each unit consisting of a $100,000 10% unsecured convertible promissory note and a five year warrant to purchase 14,000 shares of common stock at $0.71 per share. The purchase price per unit was $100,000. As of December 31, 2001, gross proceeds from this offering were $325,000. Proceeds of $55,250 were allocated to the warrants based on their estimated fair value and credited to additional paid-in capital. This amount was reflected as a discount against the notes payable and amortized to interest expense over the life of the notes. In January 2002, we received an additional $375,000 in gross proceeds from this offering. Proceeds of $63,750 were allocated to the warrants and credited to additional paid-in capital. In April and May 2002, all $700,000 of these notes were converted into Series B Preferred Stock. Interest expense and amortization expense for 2002 was $21,202 and $118,657, respectively.

6.   COMMITMENTS

     LEASE AGREEMENTS

     We lease office and warehouse space under operating leases expiring April 2006 and March 2015. The leases require us to pay for utilities, repairs and maintenance. Rent expense for 2003 and 2002 was $663,082 and $628,583, respectively. Minimum future lease payments at December 31, 2003 for both locations were $658,072 for 2004, $706,668 for 2005, $560,556 for 2006,
     $480,000 for 2007, $480,000 for 2008 and $3,000,000 thereafter.

     On January 26, 2004, we vacated our data center and call center office space and do not intend to make any future payments because of alleged breaches by our landlord. We relocated all of our personnel and moved all of our property into our other facility. On February 10, 2004, we received a response from the landlord disputing the existence of a default and our ability to terminate the lease as a remedy. The landlord has listed the property for lease. Minimum future lease payments at December 31, 2003 for the vacated data center and call center office space were $238,072 for 2004, $241,668 for 2005 and $80,556 for 2006.


                        See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     EMPLOYMENT AGREEMENTS

     We have employment agreements with certain of our officers that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Board of Directors.

7 .  PREFERRED STOCK

     SERIES A

     On July 26, 2002, Able received 345,333 shares of Series A in the merger. (See Note 3). Each share of Series A is convertible to one share of common stock and had a stated dividend of 8%. In September 2002, we issued 239,841 shares of common stock to Able in payment of $479,682 in accrued dividends. Able is entitled to receive additional shares of common stock, if Able receives less than $479,682 in proceeds on the sale of the 239,841 dividend shares. After Able receives $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to us. As a result of the indeterminate number of shares to be issued, we recorded the issuance of the 239,841 shares at their par value of $240 in September 2002 and have a remaining dividend payable of $479,442 as of December 31, 2003. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A in exchange for our agreeing to register for resale the dividend shares, 238,000 shares of common stock held by Able and the common stock issuable on conversion of the Series A. We filed a registration statement for these shares which was declared effective on September 30, 2002. Able has also agreed that it will not convert any convertible securities, if such conversion would result in Able owning more than 4.9% of our issued and outstanding common stock.

     SERIES B

     In March 2002, we commenced an offering of our Series B at $2.00 per share. We received gross proceeds of $4,175,000 in 2002. Each share of Series B is convertible to one share of common stock and has a stated dividend of 10%. The gross proceeds include conversion of $1,050,000 of notes payable and $50,000 of accrued expenses. Commissions and expenses in connection with the placement were approximately $160,500. On July 26, 2002, the holders of the Series B received 2,087,500 shares of Series B in the merger. (See Note
     3). On September 30, 2002, the Series B was converted into 2,087,500 shares of common stock and we issued 92,964 shares of common stock in payment of $185,928 of accrued dividends. The 2,180,464 shares of common stock were registered for resale on September 30, 2002.

8.   COMMON STOCK

     We have a right of first refusal agreement with our founders, which gives us the right to reacquire any shares of common stock which the founder decides to sell. In addition, under restricted stock purchase agreements, if certain founders cease their employment with us then we have the right to reacquire the unvested shares, as defined in the stock purchase agreement, at the founder's original purchase price per share. As of December 31, 2003, there were 5,250 unvested shares of common stock.

     In September 2003, we issued 6,250 shares of common stock valued at $12,500 and a warrant to purchase 6,250 shares of common stock at $2.00 per share exercisable through April 2007 valued at $1,813. The securities were issued for financial services rendered and we expensed these costs.

9.   STOCK OPTION PLAN

     We have adopted two stockholder approved stock option plans and reserved 1,990,000 shares of common stock for issuance to employees, directors and consultants. Under the plans, the Board of Directors may grant stock options and restricted stock and determine the terms of the grant. No restricted stock was granted during 2003 or 2002. The following table summarizes the activity of options granted under the plans:


                        See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                         Years Ended December 31,
                                                      ---------------------------------------------------------------
                                                                  2003                              2002
                                                      ------------------------------   ------------------------------
                                                                        Weighted                          Weighted
                                                                         Average                           Average
                                                        Shares       Exercise Price       Shares       Exercise Price
                                                      -----------  -----------------    -----------    --------------
       Outstanding at beginning of year                  402,150     $     4.83           134,750        $  10.99
       Granted                                                --           --             278,950            1.79
       Exercised                                              --           --                  --            --
       Forfeited                                          (1,960)          4.98           (11,550)           3.23
                                                      -----------                      -----------
         Outstanding at end of year                      400,190     $     4.83           402,150        $   4.83
                                                      ===========                      ===========

       Exercisable at end of year                        272,781     $     5.09           181,209        $   5.03
                                                      ===========                      ===========

       Reserved for future grants at end of year       1,584,192                        1,582,232
       Weighted-average fair value of options         ===========                      ===========
          granted during the year                                    $       --                          $   0.26

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                             Years Ended December 31,
                                        ----------------------------------
                                            2003               2002
                                        ------------       -----------
        Dividend yield                       --                 0.0%
        Risk-free interest rate              --                 4.0%
        Expected volatility                  --                 0.0%
        Expected lives                       --               4 years

     A summary of options outstanding at December 31, 2003, is as follows:

                                                           December 31, 2003
                               -------------------------------------------------------------------------
                                           Options Outstanding                    Options Exercisable
                               ------------------------------------------   ----------------------------
                                                Weighted        Weighted                      Weighted
                                                 Average        Average                        Average
                                                Remaining       Exercise        Number        Exercise
Exercise Price                    Number          Life           Price        Exercisable       Price
--------------                  ----------     -----------     ----------     -----------    ---------
$0.36                             21,980         6.4 years       $ 0.36         19,233       $  0.36
$1.79                            270,690         8.1               1.79        173,709          1.79
$7.14                              3,500         6.4               7.14          3,063          7.14
$10.71                            20,020         7.2              10.71         13,776         10.71
$14.29                            84,000         6.8              14.29         63,000         14.29
                                ----------                                    -----------
Outstanding at end of year       400,190         7.7 years       $ 4.83        272,781       $  5.09
                                ==========                                    ===========

     In connection with 47,320 options granted at approximately $0.36 per share in 2000, we recorded unearned stock-based compensation of $321,100 based on a fair market value of $7.14 per share at the time of the grants. We are amortizing the unearned stock-based compensation over the vesting period of


                        See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     the options. Amortization expense for 2003 and 2002 was $37,288 and $37,287, respectively. In addition, unearned compensation of $8,016 was forfeited on resignation by certain employees during 2002.

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

     A summary of the activity for common stock warrants and non-plan options, including warrants and options issued in connection with debt and equity placements, is as follows:

                                                       Years Ended December 31,
                                    ---------------------------------------------------------------
                                                2003                              2002
                                    -----------------------------     -----------------------------
                                                      Weighted                          Weighted
                                                       Average                           Average
                                      Shares       Exercise Price       Shares       Exercise Price
                                    -----------    --------------     -----------    --------------
Outstanding at beginning of year     1,424,817        $   5.26         1,134,317        $   6.19
Granted                              1,907,700            2.48           290,500            1.59
Exercised                                   --             --                 --             --
Expired/canceled                            --             --                 --             --
                                    -----------                       -----------

Outstanding at end of year           3,332,517        $   3.67         1,424,817        $   5.26
                                    ===========                       ===========

     A summary of common stock warrants and non-plan options outstanding at December 31, 2003, is as follows:

                                               Weighted
                                                Average
                          Outstanding          Remaining         Number
Exercise Price               Shares              Life          Exercisable
--------------            -----------          ---------       -----------
$0.71                         98,000            3.1 years         98,000
$1.79                        971,180            3.3              852,180
$2.00                        156,250            4.8              156,250
$2.50                      1,600,000            2.8            1,600,000
$2.75                        151,450            4.3              151,450
$14.29                       187,637            2.2              187,637
$17.86                       168,000            1.8              168,000
                           ---------                           ---------

    Total                  3,332,517            3.0 years      3,213,517
                           =========                           =========


                        See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  COMMON STOCK RESERVED

     We have reserved shares of common stock at December 31, 2003 as follows:

          Convertible preferred stock                     345,333
          Stock option plans                            1,984,382
          Warrants                                      1,116,517
          Non-plan options                              2,216,000
          Contingent merger shares                      2,363,118
          Unsecured convertible notes                     558,000
                                                       -----------
          Total                                         8,583,350
                                                       ===========

     We may also be required to issue common stock on the conversion of our subordinated notes payable, if the holders elect to exercise their conversion rights (see Note 5) and may be required to issue additional common stock in satisfaction of our Series A Preferred Stock dividend agreement (see Note 7).

12.  MAJOR CUSTOMERS AND SUPPLIERS

     There were no major customers accounting for 10% or more in net sales for 2003 or 2002. In 2003, one major supplier accounted for 19% of our total purchases. In 2002, four major suppliers accounted for 18%, 15%, 13% and 10% of our total purchases.

13.  RELATED PARTY TRANSACTIONS

     ABLE LABORATORIES, INC.

     During 2003 and 2002, we recognized other income of $254,726 and $306,864, respectively, for information technology consulting services provided to Able.

     CONSULTING SERVICES

     The Chairman of the Board provides consulting services to us. Consulting expense for 2003 and 2002 amounted to $144,000 and $152,000, respectively. At December 31, 2003 and 2002, we had accounts payable to the Chairman amounting to $106,000 and $132,570 respectively.

     A corporation owned by one of our stockholders also provided consulting services. Consulting expense for 2002 amounted to $114,583.

     One of our officers provides consulting services to us. Consulting fees for 2003 and 2002 were $90,000 and $68,247, respectively. At December 31, 2003 and 2002, we had accrued expenses of $114,247 and $96,247 respectively, to this officer.

14.  INCOME TAXES

     There was no provision for income taxes for 2003 and 2002 due to our net operating losses. The difference between the statutory Federal income tax rate of 34% and our effective tax rate is primarily due to net operating losses incurred by us and the valuation reserve against our deferred tax asset.


                        See independent auditors' report.

                          RXBAZAAR, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The components of the net deferred tax asset at December 31, 2003 and 2002 are as follows:

                                                 2003             2002
                                            -------------    -------------
          Deferred tax asset:
               Federal                       $ 6,035,000      $ 4,720,000
               State                           1,515,000        1,180,000
                                            -------------    -------------
                                               7,550,000        5,900,000
          Valuation reserve                   (7,550,000)      (5,900,000)
                                            -------------    -------------
          Net deferred tax asset             $        --      $        --
                                            =============    =============

     The following differences give rise to deferred income taxes at December 31, 2003 and 2002.

                                                 2003             2002
                                            -------------    -------------
          Net operating loss carryforward    $ 7,280,000      $ 5,500,000
          Other                                  270,000          400,000
                                            -------------    -------------
                                               7,550,000        5,900,000
          Valuation reserve                   (7,550,000)      (5,900,000)
                                            -------------    -------------
          Net deferred tax asset             $        --      $        --
                                            =============    =============

     The increases in the valuation reserve are due to our net operating losses.

     As of December 31, 2003, we have federal and state net operating loss carryforwards of approximately $17,140,000. Federal and state net operating loss carryforwards expire in varying amounts beginning in 2015 and 2005, respectively.

     Use of net operating loss carryforwards is subject to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code.

15.  EMPLOYEE BENEFIT PLAN

     We have a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for all employees. Employees who have attained the age of 21 may elect to reduce their current compensation, subject to certain limitations, and have that amount contributed to the 401(k) Plan. We match 25% of employee contributions not to exceed 6% of employee compensation, subject to certain limitations. Employee contributions to the 401(k) Plan are fully vested at all times and our contributions become vested over a period of five years. In 2003 and 2002, we made matching contributions of $13,331 and $12,046, respectively.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2003 and 2002, our financial instruments consist of notes payable (see Note 5). The carrying values of notes payable approximate their fair values as these instruments bear interest at market rates.

17.  SUBSEQUENT EVENTS

     On February 27, 2004, our asset-based lender agreed to extend the maturity of our line-of-credit to May 31, 2004. Under the terms of the extension the maximum loan has been decreased to $6,000,000 with borrowings against inventory capped at $1,750,000 and an interest rate of prime plus 4%. The lender charged us an accommodation fee of $25,000 for the extension.


                        See independent auditors' report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     We have disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) to ensure that material information relating to us and our consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     Our principal executive officer and principal financial officer have reviewed and evaluated our disclosure controls and procedures within 90 days prior to the filing date of this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in our filings with the SEC. Since such evaluation there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers as of January 31, 2004 were:

NAME                            AGE   POSITIONS HELD
------------------------------  ---   -------------------------------------------------

C. Robert Cusick..............  57    Chief Executive Officer and Chairman of the Board
Catherine M. Frost............  43    Vice President, Corporate Development
Richard S. O'Hara.............  43    Vice President, Business Development
Vanett Marshall...............  46    Vice President, Sales and Purchasing
Bruce Warwick.................  47    Secretary and Treasurer
Anand Adya....................  35    Vice President, Chief Technology Officer
Robert Cawthorn...............  68    Director(1)(2)
Handel Evans..................  69    Director(1)(2)
Shikhar Ghosh.................  47    Director(1)(2)

---------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

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

     Catherine M. Frost has served as a part-time consultant to RxBazaar since 2000 and has served as the Vice President of Corporate Development since March 2001. In June 1998, she began consulting for Able Laboratories, Inc. and from June 2001 to May 2002 she served as Vice President of Investor Relations. Ms. Frost has for over fifteen years provided management and corporate development consulting for companies in a variety of industries. From October 1987 until June 1998, Ms. Frost served as Vice President and Special Assistant to the Chief Executive Officer and President at International Murex Technology Corporation. Ms. Frost studied finance and public affairs at the University of Southern California and computer science at California State University, Fullerton.

     Richard S. O'Hara, Jr., has served as our Vice President, Business Development, since June 2001. He has over 18 years experience in healthcare sales and distribution, with the last 8 years focused on pharmaceutical sales and distribution. At the beginning of his career, he spent ten years at Becton-Dickinson, the premier sales organization in healthcare, in a variety of positions including sales representative to Regional Sales Manager with responsibilities that including hiring and training sales reps in the lucrative New England and New York Region, and National Account Manager with special emphasis on large drug store chains including Walgreens, Target, Kmart and Rite-Aid. He subsequently held National Account Manager positions with Eon Labs, Mova Laboratories and Rosemont Pharmaceuticals with varying responsibilities that covered generic and branded pharmaceuticals and large wholesalers, drug store chains and nursing home providers. Mr. O'Hara holds a Bachelor's degree from Ohio Wesleyan University and an MBA from Northeastern University.

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

     Bruce Warwick has served as our Secretary and Controller since May 2000 and as Treasurer since March 2001. Mr. Warwick is a Certified Public Accountant with 20 years of experience in public accounting and six years of financial management in private industry. From 1988 until May 2000, Mr. Warwick was employed at Wolf & Company, P.C., a large regional public accounting and business consulting firm, most recently as a principal. Mr. Warwick is a graduate of Bentley College with a Bachelor of Science in Accounting and a Master of Science in Taxation. He is licensed as a Certified Public Accountant in Massachusetts and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

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

     The Board of Directors met three times in fiscal 2003. All of the Directors attended at least 75% of the meetings.

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

     The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all our officers, reviews general policy matters relating to compensation and benefits of our employees and administers our Stock Option Plans.

COMPLIANCE WITH SECTION 16(a)

     Based solely on its review of copies of Forms 3 and 4 received by it or representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2003, there was compliance with Section 16 (a) filing requirements applicable to our officers, directors and 10% stockholders.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for services rendered in all capacities for the fiscal years ended December 31, 2003, 2002 and 2001 of our chief executive officer and the four most highly compensated executive officers other than the chief executive officer, who are referred to in this section as the "named executive officers."

     Other than as described in the table below, we did not pay any executive officer any compensation, including incidental personal benefits, in excess of 10% of such executive officer's salary.

                                                                                                 LONG-TERM
                                                                                                COMPENSATION
                                                          ANNUAL COMPENSATION                      AWARDS
                                                ----------------------------------------     ------------------
                                                                            OTHER ANNUAL         SECURITIES
NAME AND PRINCIPAL POSITION     FISCAL YEAR     SALARY         BONUS        COMPENSATION     UNDERLYING OPTIONS
---------------------------     -----------     ------         -----        ------------     ------------------

C. Robert Cusick                   2003        $    --             --     $144,000(1)(2)               --
    Chief Executive Officer        2002             --             --      152,000(1)(2)               --
    and Chairman of the Board      2001             --             --      168,000(1)(2)               --

James W. Stahly(3)                 2003        175,000       $     --         7,285(4)                 --
    President and Chief            2002        181,731         22,500         6,778(4)             42,000
    Operating Officer              2001        175,000         37,500         3,889(4)                 --

Anand Adya                         2003        150,000             --            --                    --
    Vice President, Chief          2002        148,010             --            --                28,000
    Technology Officer             2001        142,894             --            --                    --

Bruce Warwick                      2003        140,000             --            --                    --
    Treasurer and Secretary        2002        135,288             --            --                28,000
                                   2001        136,634             --            --                    --

Richard O'Hara                     2003        101,344             --            --                    --
    Vice President,                2002        100,519         75,000            --                10,500
    Business Development           2001         48,228(5)          --            --                    --

Vanett Marshall                    2003         82,922         43,890            --                    --
    Vice President,                2002         81,634         24,000            --                10,500
    Sales and Purchasing           2001         73,275             --            --                 4,900

-------------------

(1) Mr. Cusick's services as Chief Executive Officer and Chairman are currently provided pursuant to a consulting arrangement.

(2) In 2001, we paid Mr. Cusick $56,000 and accrued an additional $112,000 in consulting fees. In 2002, we paid Mr. Cusick $152,000 in consulting fees plus $30,000 that had been accrued in prior years. In 2003, we paid Mr. Cusick $144,000 in consulting fees plus $24,000 that had been accrued in prior years.

(3)  Mr. Stahly resigned his position as an executive officer in January 2004.

(4) Consists of expenses related to an automobile provided for Mr. Stahly's use.

(5)  Mr. O'Hara became an executive officer in June 2001.

EMPLOYMENT AGREEMENTS

     James Stahly. On October 23, 2000, we entered into an employment agreement with Mr. Stahly, with an initial term of four years subject to annual extensions thereafter. Mr. Stahly resigned in January 2004. Under this employment agreement, Mr. Stahly served as our president at an annual base salary of $175,000. In addition, Mr. Stahly participated in our employee fringe benefit plans or programs generally available to employees of comparable status and position. Mr. Stahly was eligible to receive an annual performance bonus targeted at $75,000 based upon certain objectives to be agreed upon by the board of directors and Mr. Stahly. He was also granted options to purchase 84,000 shares of common stock, which vest over four years. Mr. Stahly was entitled to terminate his employment at any time upon at least 30 days' written notice to us. In the event we terminated Mr. Stahly without cause, we would have offered him a six-month consulting agreement with a compensation package comparable to the package he received pursuant to his employment agreement and the number of options equal to that which was to vest at the next scheduled vesting date, would vest. Upon termination of Mr. Stahly's employment due to his death or disability, options to purchase an additional 5,250 shares of common stock would vest. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of 12 months after termination of employment, Mr. Stahly is subject to a non-competition provision.

     Bruce Warwick. On May 15, 2000, we entered into an employment agreement with Mr. Warwick in substantially the same form as that described for Mr. Stahly. Mr. Warwick serves as the controller, treasurer and secretary at a base annual salary of $140,000. He was also granted an option to purchase 21,000 shares of common stock, which vests over four years.

     Anand Adya. On April 3, 2000, RxBazaar entered into an employment agreement with Anand Adya in substantially the same form as that described for Mr. Stahly. Mr. Adya serves as the chief technology officer and vice president at an annual base salary of $150,000.

OPTION GRANTS

     There were no options granted to the named executive officers during the fiscal year ended December 31, 2003.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth certain information regarding exercisable and unexercisable stock options held as of December 31, 2003 by each of the named executive officers. The value of unexercised in-the-money options has been calculated by determining the difference between the exercise price per share payable upon exercise of such options and $1.50, the amount that the directors have selected to use to represent the fair market value of one share of common stock for the purpose of the table. No stock options were exercised by named executive officers during 2003.

                            FISCAL YEAR-END OPTION VALUES

                                   NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                  UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                              OPTIONS AT FISCAL YEAR-END (#)        AT FISCAL YEAR-END ($)
                              ------------------------------     -----------------------------
NAME                           EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------------     ------------     -------------     -----------     -------------
C. Robert Cusick.........               -                -                 -                 -
James W. Stahly..........          78,750           47,250       $         0     $           0
Anand Adya...............          10,500           17,500       $         0     $           0
Bruce Warwick............          28,875           20,125       $    21,003     $       3,000
Richard O'Hara...........           3,938            6,562       $         0     $           0
Vanett Marshall..........           7,307            8,093       $         0     $           0

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of our Compensation Committee are Robert Cawthorn, Handel Evans and Shikhar Ghosh, none of whom is an executive officer or employee of the Company or its subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) and (b) Security Ownership.

     The following table sets forth, as of January 31, 2004, certain information regarding the beneficial ownership of the Common Stock by (i) each person who is known us to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

              OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                   SHARES BENEFICIALLY OWNED(1)
                                                   ----------------------------
NAME/ADDRESS OF BENEFICIAL OWNER*                     NUMBER             PERCENT
---------------------------------                  ------------          -------
Able Laboratories, Inc. .......................    2,116,174(2)           27.11%
   6 Hollywood Court
   South Plainfield, NJ  07080
Steel City Pharmaceuticals LLC.................    1,600,000(3)           20.60%
   c/o Charles J. Koelsch
   28328 Hidden Lake Drive
   Bonita Springs, FL  34134




                                                   SHARES BENEFICIALLY OWNED(1)
                                                   ----------------------------
NAME/ADDRESS OF BENEFICIAL OWNER*                     NUMBER             PERCENT
---------------------------------                  ------------          -------
C. Robert Cusick ..............................      992,592(4)           15.33%

Catherine M. Frost.............................      118,857(5)           1.91%

Anand Adya.....................................      104,782(6)           1.69%

Bruce Warwick .................................       46,778(7)             **

Robert Cawthorn ...............................      636,846(8)            9.6%

Handel Evans ..................................      669,000(9)           9.99%

Shikhar Ghosh .................................      690,892(10)          11.20%

Vanett Marshall................................        8,925(11)            **

Richard S. O'Hara..............................         5,250(12)           **

All directors and officers of RxBazaar
   as a group (nine persons)...................    3,273,922(13)          43.01%

-------------------

* Unless indicated, the address is c/o RxBazaar, Inc., 1385 Kemper Meadow Drive, Cincinnati, Ohio 45240.

**   Indicates less than 1%.

(1) As of January 31, 2004, based on 6,166,530 shares of Common Stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of Common Stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and convertible securities, such as the Series A Preferred Stock, held by that person that are currently exercisable, or become exercisable within 60 days of January 31, 2004, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information as to each person has been furnished by such person.

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

(3)  Includes 1,600,000 shares under exercisable options.

(4) Includes (i) 43,667 shares under exercisable warrants and (ii) indirect beneficial ownership of 266,667 options held by Steel City Pharmaceuticals LLC.

(5)  Includes 66,500 shares under exercisable options.

(6) Includes (i) 14,000 shares under exercisable options and (ii) 6,782 shares underlying exercisable options held by Mr. Adya's spouse, as to which shares he disclaims beneficial ownership.

(7)  Includes 33,688 shares under exercisable options.

(8) Includes (i) 304,000 shares under exercisable options, (ii) 20,000 shares underlying exercisable warrants, (iii) 40,000 shares issuable on conversion of $100,000 of notes and (iv) indirect beneficial ownership of 106,667 options held by Steel City Pharmaceuticals LLC.




(9) Includes (i) 140,000 shares held by the Dragon Trust, which Evans is the beneficiary of, (ii) 304,000 shares under exercisable options, (iii) 25,000 shares underlying exercisable warrants, (iv) 40,000 shares issuable on conversion of $100,000 of notes and (v) indirect beneficial ownership of 160,000 options held by Steel City Pharmaceuticals LLC.

(10) Includes (i) 420,000 shares held jointly by Shikhar Ghosh and his spouse and (ii) 140,000 shares held by Shikhar Ghosh Irrevocable Trust.

(11) Includes 8,925 shares under exercisable options.

(12) Includes 5,250 shares under exercisable options.

(13) Includes 1,365,146 shares underlying exercisable options and warrants, including beneficial ownership of options held by Steel City
     Pharmaceuticals LLC, and 80,000 shares underlying convertible notes.

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

Equity compensation plans
approved by security
holders (1)                                  400,190                   $4.83                          1,584,192

Equity compensation plans not
approved by security
holders (2)                                  616,000                    1.79                             -0-
                                             -------                                                   ------
Total                                       1,016,190                  $2.99                          1,584,192
                                            =========                                                 =========

(1) Includes the 2000 Stock Option/Restricted Stock Plan and 2002 Stock Incentive Plan.

(2)  Includes grants by the Board of Directors of non-plan options to directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH ABLE LABORATORIES

     Various relationships exist between us and Able Laboratories, Inc. As of December 31, 2003, Able owned 477,841 shares, or approximately 7.7%, of our outstanding common stock, and also owned all 345,333 outstanding shares of the Series A Preferred Stock, convertible into 345,333 shares of common stock. Able also holds a warrant to purchase an additional 168,000 shares of our common stock at a price of approximately $17.86 per share.

     The Series A Preferred Stock paid a dividend provided that certain conditions must be satisfied, pursuant to our Financing and Security Agreement with our senior lender. On September 10, 2002, we issued 239,841 shares of common stock to Able in payment of $479,682 in accrued dividends on our Series A Preferred Stock. We agreed to issue Able additional shares of common stock if Able receives less than $479,682 in proceeds from the sale of these shares and Able agreed to return any unsold shares after Able receives proceeds totaling $479,682. Able has waived their right to any future dividends.

     C. Robert Cusick, our chief executive officer and a director, was a director of Able from February 1999 until March 2002 and, until October 2001, was the chief executive officer of Able. Dhananjay G. Wadekar, a director of RxBazaar until February 2002, is also the president, chief executive officer, and a director of Able.

     On February 23, 2001, pursuant to an agreement between RxBazaar and Able, we acquired FPP Distribution from Able in a cash merger. We paid Able $4,000,000, and assumed Able's existing 13.5% senior subordinated debt in the amount of $2,250,000. Able remained liable as a guarantor of the subordinated debt. On June 14, 2002, Able purchased the subordinated debt. Able has the option to convert such debt, in whole or in part, into shares of our common stock. Further, RxBazaar agreed to register for resale any shares of its common stock issued upon conversion of the subordinated debt. Able has entered into an agreement under which it may not convert or exercise any preferred stock or other right to obtain shares of common stock unless immediately after such exercise or conversion it held less than 4.9% of all issued and outstanding common stock.

     Subsequent to our acquisition of FPP, Able continued to sell products to us through FPP. In 2003 and 2002, we purchased approximately $495,000 and $951,000, respectively, of products from Able. As of December 31, 2003, we had accounts payable of approximately $119,000 to Able.

     We sublease an office, including utilities, in Needham, MA from Able on an oral at-will no rent basis and our Treasurer provides certain services to Able on a part-time basis. During 2003 and 2002, we recognized other income of $254,726 and $306,864, respectively, for information technology consulting services provided to Able.

TRANSACTIONS WITH DIRECTORS AND OFFICERS

     We were party to a Services Agreement dated February 5, 2001 with Verilytics, Inc. for website hosting services and the purchase of certain equipment. Shikhar Ghosh, a stockholder and director, was a director and the chief executive officer of Verilytics, Inc. The Services Agreement was terminated in March 2001 by mutual agreement of the parties. In April 2002, we agreed to settle the balance due under the original agreement by issuing $200,000 of Series B Preferred Stock and paying the balance of $45,379 in cash on closing of the Series B Preferred Stock placement.

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

     In April 2003, Handel Evans and Robert Cawthorn each purchased a $100,000 10% unsecured convertible promissory note and a warrant to purchase 10,000 shares of common stock at $2.75 per share.

     On October 27, 2003, we entered into a management services agreement with Steel City Pharmaceuticals LLC, where they agreed to maintain at least $4,000,000 in capital to be used by us for inventory purchases. We agreed to repay Steel City its purchase price for the inventory plus the greater of (i) 30% of the gross profit on our resale of such inventory or (ii) a 20% annual percentage return for the period that their capital is used by us. Repayment to

Steel City is due on the earlier of thirty days after sale of the inventory or forty-five days after payment by Steel City for the inventory. We also agreed to pay Steel City a commitment fee of $50,000 per month during the term of the agreement. Commitment fees are subject to adjustment to the extent that the aggregate sum paid by us under the agreement would exceed $1,200,000 on an annualized basis. Steel City retains legal title to the inventory until we resell it and has been granted a second lien on our accounts receivable subject to an inter-creditor agreement with our asset-based lender and Able. We record a liability for all inventory purchased by Steel City due to our unconditional obligation to purchase such inventory. The agreement is for a term ending on August 31, 2006, subject to earlier termination either by Steel City at any time or by us at any time after one year or earlier if Steel City rejects more than 20% of the purchase opportunities during the first six months of the agreement.

     The members of Steel City include C. Robert Cusick, the Chairman of the Board and a director of RxBazaar, and separate trusts established by two other directors of RxBazaar. Their aggregate capital contribution to Steel City was $1,000,000, plus Mr. Cusick is a co-guarantor of a $1,000,000 line of credit obtained by Steel City. Mr. Cusick has subsequently advanced additional funds to Steel City aggregating $400,000 as of January 31, 2004. The sole managing-member of Steel City is an equity investor and has been a debt investor in RxBazaar.

     As additional consideration for the agreement, we granted Steel City (i) warrants to purchase 150,000 shares of our common stock at $2.00 per share exercisable for five years and (ii) options to purchase up to 1,600,000 shares of our common stock at $2.50 per share expiring 60 days after termination of the agreement. The warrants were distributed to the members of Steel City. The warrants and options were valued at $131,000 and charged to financing expense.

     Interest expense for 2003 was $299,121 and accrued interest of $184,660 was included in accrued expenses and other current liabilities at December 31, 2003. At December 31, 2003, we were not in compliance with the repayment terms of the agreement.

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

10.2 First Amended and Restated Secured Promissory Note issued by RxBazaar and issued to FINOVA Mezzanine Capital Inc. in the amount of $1,500,000 dated February 23, 2001 (filed as Exhibit10.2 to the 2002 Form SB-2, and incorporated herein by reference).

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

10.39 Management Services Agreement, dated October 27, 2003, between the Company and Steel City Pharmaceuticals LLC ("SCP") (filed as
               Exhibit 10.1 to Registrant's Form 8-K for an event of October 27, 2003, and incorporated herein by reference)

10.40 Common Stock Purchase Warrant, dated October 27, 2003, issued to SCP (filed as Exhibit 10.2 to Registrant's Form 8-K for an event of October 27, 2003, and incorporated herein by reference)

10.41          Common Stock Option Agreement, dated October 27, 2003 (filed as
               Exhibit 10.3 to Registrant's Form 8-K for an event of October 27, 2003, and incorporated herein by reference)

10.42 Intercreditor Agreement, dated October 27, 2003, among Able Laboratories, Inc., SCP and The CIT Group/Business Credit, Inc., acknowledged by the Company and FPP Distribution, Inc. (filed as Exhibit 10.4 to Registrant's Form 8-K for an event of October 27, 2003 and incorporated herein by reference)

21*            List of Company's subsidiaries.

31.1* Rule 13a-15(a)/15d-15(a) Certification of C. Robert Cusick, Chairman and Chief Executive Officer

31.2*          Rule 13a-15(a)/15d-15(a) Certification of Bruce C. Warwick,
               Treasurer

32*            Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------
 * Filed herewith

(b)  Reports on Form 8-K:

     Report for an event of October 27, 2003 to report in Item 5 the entry into the Steel City Pharmaceuticals LLC agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For each of the past two fiscal years the fees to our independent accountants for services they rendered to us were as follows:

                                                2003                  2002
                                                ----                  ----
Audit Fees                                    $ 60,000             $  53,840
Quarterly Reviews                               16,950                14,250
Audit-Related Fees                               1,800                19,500
Tax Fees                                        14,400                 8,450
All Other Fees                                       -                     -

     The audit-related fees for 2002 were for services related to the 2002 merger with SB Merger and to Securities Act registration statements we had filed related to the merger and prior capital raising transactions, and for 2003 these fees were for assisting possible placement agents in connection with their due diligence procedures.

     The tax fees relate to the preparation of our 2002 and 2001 federal and state tax returns, including the preparation of additional returns associated with the 2002 merger and property tax returns.

     The Audit Committee had approved the services of the independent accountants.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24 day of March 2004.

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

SIGNATURE                                                      TITLE                               DATE
---------                                                      -----                               ----
/s/ C. Robert Cusick                            Chairman of the Board and Chief               March 24, 2004
----------------------------------------        Executive Officer
C. Robert Cusick                                (Principal Executive Officer)

/s/ Bruce C. Warwick                            Treasurer                                     March 24, 2004
----------------------------------------        (Principal Financial and Accounting
Bruce C. Warwick                                Officer)

/s/ Robert Cawthorn                             Director                                      March 24, 2004
----------------------------------------
Robert Cawthorn

/s/ Handel Evans                                Director                                      March 24, 2004
----------------------------------------
Handel Evans

/s/ Shikhar Ghosh                               Director                                      March 24, 2004
----------------------------------------
Shikhar Ghosh

                                  EXHIBIT INDEX

EXHIBIT
-------

21       Subsidiaries of the Registrant

31.1 Rule 13a-15(a)/15d-15(a) Certification of C. Robert Cusick, Chairman and Chief Executive Officer

31.2     Rule 13a-15(a)/15d-15(a) Certification of Bruce C. Warwick, Treasurer.

32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.