Form 10-Q
period 2004-03-31
RXBAZAAR INC
filed 2004-05-14
CIK 1115295

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 5-78407
                           ---------------------------

                                 RXBAZAAR, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         38-3506266
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

                            1385 Kemper Meadow Drive
                              Cincinnati, OH 45240
                    (Address of principal executive offices)
                                 (781) 449-4962
              (Registrant's telephone number, including area code)
                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    X                No
                                                 -------                -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                             Yes                     No    X
                                                 --------               -------

As of April 30, 2004, there were 6,166,530 outstanding shares of common stock, $.001 par value per share.

===============================================================================

                                 RXBAZAAR, INC.

                                    FORM 10-Q
                                QUARTERLY REPORT

                                 MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER

Facing Page.................................................................1
Table of Contents...........................................................2

PART I. FINANCIAL INFORMATION(*)............................................3


Item 1   Financial Statements...............................................3

         CONDENSED CONSOLIDATED BALANCE SHEETS..............................3
         CONDENSED CONSOLIDATED STATEMENTS OF LOSS..........................4
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                EQUITY (DEFICIT)............................................5
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS....................6
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................11

Item 4.  Controls and Procedures...........................................14

part II. OTHER INFORMATION.................................................15

Item 1   Legal Proceedings.................................................15

Item 6.  Exhibits and Reports on Form 8-K..................................15

SIGNATURES.................................................................16



----------------
(*) The financial information at December 31, 2003 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                         PART I. FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                          RXBAZAAR, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                    March 31,         December 31,
                                                                                      2004                2003
                                                                                  --------------     -------------
Current assets:
   Cash and cash equivalents                                                      $      158,946     $      25,231
   Accounts receivable - less allowance for doubtful accounts of $252,081 and
     $302,333                                                                          5,689,058         5,748,970
   Inventory                                                                           2,442,088         3,239,711
   Prepaid expenses and other current assets                                             104,508            92,052
                                                                                  --------------     -------------
         Total current assets                                                          8,394,600         9,105,964
                                                                                  --------------     -------------

Property and equipment, net                                                              358,768           398,129

Other assets:
   Deferred financing costs, net                                                          12,260            40,464
   Customer lists, net of accumulated amortization of $1,307,950 and
     $1,201,900                                                                          813,033           919,083
   Deposits                                                                               -                 16,543
                                                                                  --------------     -------------
         Total other assets                                                              825,293           976,090
                                                                                  --------------     -------------
                                                                                  $    9,578,661     $  10,480,183
                                                                                  ==============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable                                                                  $   10,951,247     $  11,536,964
   Accounts payable                                                                    2,429,684         1,978,105
   Accrued expenses and other current liabilities                                        915,082           801,266
   Preferred dividends payable                                                           479,442           479,442
                                                                                  --------------     -------------
         Total current liabilities                                                    14,775,455        14,795,777
Long-term debt                                                                         1,384,186         1,381,591
                                                                                  --------------     -------------
         Total liabilities                                                            16,159,641        16,177,368
                                                                                  --------------     -------------

Stockholders' equity (deficit):
   Preferred stock, at liquidation value, $.001 par value, 10,000,000 shares authorized:
     Series A, 345,333 shares issued                                                   3,700,000         3,700,000
   Common stock, $.001 par value, 75,000,000 shares authorized, 6,166,530
     shares issued                                                                         6,167             6,167
   Additional paid-in capital                                                         10,389,475        10,389,475
   Accumulated deficit                                                               (20,672,141)      (19,779,024)
   Unearned stock-based compensation                                                      (4,481)          (13,803)
                                                                                  --------------     -------------
         Total stockholders' deficit                                                  (6,580,980)       (5,697,185)
                                                                                  --------------     -------------
                                                                                  $    9,578,661)    $ 10,480,183
                                                                                  --------------     -------------



                 See accompanying notes to unaudited condensed consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                       March 31,
                                                           ---------------------------------
                                                                2004               2003
                                                           ---------------    --------------
Sales, net                                                 $    18,291,776    $   12,614,328
Cost of sales                                                   16,945,686        11,875,559
                                                           ---------------    --------------
         Gross profit                                            1,346,090           738,769
                                                           ---------------    --------------

Operating expenses:
   Sales and marketing                                             497,920           421,883
   Information technology                                          174,280           145,991
   General and administrative                                    1,041,426         1,234,778
                                                           ---------------    --------------
         Total operating expenses                                1,713,626         1,802,652
                                                           ---------------    --------------

         Operating loss                                           (367,536)       (1,063,883)
                                                           ---------------    --------------

Other income (expense):
   Interest and financing expense                                 (573,611)         (168,299)
   Miscellaneous income (expense), net                              48,030            42,795
                                                           ---------------    --------------
         Other income (expense), net                              (525,581)         (125,504)
                                                           ---------------    --------------
         Net loss                                          $      (893,117)   $  (1,189,387)
                                                           ===============    ==============
Net loss per share - basic                                 $        (0.14)    $       (0.19)
                                                           ===============    ==============
Weighted average shares outstanding                              6,166,530         6,160,280
                                                           ===============    ==============


                 See accompanying notes to unaudited condensed consolidated financial statements.

                                55 NY #588944 v1
                          RXBAZAAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                           Common Stock
                                                  Preferred          ---------------------------         Additional
                                                    Stock            Shares            Amount         Paid-in Capital
                                               ---------------     -----------      ------------      ---------------

Balance, December 31, 2002                     $     3,700,000       6,160,280      $      6,160      $   10,222,966
Amortization of unearned compensation                       --              --                --                  --
Net loss                                                    --              --                --                  --
                                               ---------------     -----------      ------------      --------------
Balance, March 31, 2003                        $     3,700,000       6,160,280      $      6,160      $   10,222,966
                                               ===============     ===========      ============      ==============

Balance, December 31, 2003                     $     3,700,000       6,166,530      $      6,167      $   10,389,475
Amortization of unearned compensation                       --              --                --                  --
Net loss                                                    --              --                --                  --
                                               ---------------     -----------      ------------      --------------
Balance, March 31, 2004                        $     3,700,000       6,166,530      $      6,167      $   10,389,475
                                               ===============     ===========      ============      ==============



                                                                     Unearned
                                                 Accumulated       Stock-based
                                                  Deficit          Compensation         Total
                                               ---------------     -----------      ------------

Balance, December 31, 2002                     $   (15,066,231)    $   (51,091)     $ (1,188,196)
Amortization of unearned compensation                       --           9,322             9,322
Net loss                                            (1,189,387)             --        (1,189,387)
                                               ---------------     -----------      ------------
Balance, March 31, 2003                        $   (16,255,618)    $   (41,769)     $ (2,368,261)
                                               ===============     ===========      ============


Balance, December 31, 2003                     $   (19,779,024)    $   (13,803)     $ (5,697,185)
Amortization of unearned compensation                       --           9,322             9,322
Net loss                                              (893,117)             --          (893,117)
                                               ---------------     -----------      ------------
Balance, March 31, 2004                        $   (20,672,141)    $    (4,481)     $ (6,580,980)
                                               ===============     ===========      ============


                 See accompanying notes to unaudited condensed consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ----------------------------------
                                                                                      2004                2003
                                                                                 --------------     ---------------
Cash flows from operating activities:
   Net loss                                                                      $     (893,117)    $    (1,189,387)
   Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:
     Depreciation and amortization                                                      184,645             197,312
     Amortization of unearned compensation                                                9,322               9,322
     Loss on abandoned leasehold improvements                                             5,681                  --
     (Increase) decrease in operating assets:
         Accounts receivable                                                             59,912             501,692
         Inventory                                                                      797,623             825,063
         Prepaid expenses and other current assets                                      (12,456)           (102,056)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                               451,579              33,124
         Accrued expenses and other current liabilities                                 113,816             128,035
                                                                                 --------------     ---------------
                  Net cash provided by (used for) operating activities                  717,005             403,105
                                                                                 --------------     ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (14,116)             (1,821)
   Decrease in deposits                                                                  16,543                  --
                                                                                 --------------     ---------------
                  Net cash provided by (used for) investing activities                    2,427              (1,821)
                                                                                 --------------     ---------------

Cash flows from financing activities:
   Net change in line of credit                                                        (777,458)           (858,064)
   Net change in inventory financing agreement                                          191,741                  --
                                                                                 --------------     ---------------
                  Net cash provided by (used for) financing activities                 (585,717)           (858,064)
                                                                                 --------------     ---------------

Net change in cash and cash equivalents                                                 133,715            (456,780)
Cash and cash equivalents at beginning period                                            25,231             480,228
                                                                                 --------------     ---------------

Cash and cash equivalents at end of period                                       $      158,946     $        23,448
                                                                                 ==============     ===============
Supplemental cash flow information:
   Interest paid                                                                 $      546,147     $       105,829


                 See accompanying notes to unaudited condensed consolidated financial statements.

                          RXBAZAAR, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND BASIS OF PRESENTATION

         RxBazaar, Inc. ("RxBazaar") and its wholly-owned subsidiary, FPP Distribution, Inc. ("FPP"), distribute brand and generic pharmaceuticals and other medical supplies. All significant intercompany balances and transactions have been eliminated in consolidation.

         The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

         The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

         We apply Opinion No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had compensation cost for our stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, our net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                               Three Months Ended
                                                                   March 31,
                                                          ------------------------------
                                                             2004             2003
                                                          -------------    -------------
         Net loss - as reported                           $    (893,117)   $  (1,189,387)
         Add stock-based employee compensation
           under APB No. 25                                       9,322            9,322
         Deduct stock-based employee
           compensation under SFAS No. 123                      (22,835)         (36,721)
                                                          -------------    -------------
         Pro forma net loss                               $    (906,630)   $  (1,216,786)
                                                          =============    =============
         Basic net loss per share - as reported           $      (0.14)    $      (0.19)
                                                          =============    =============
         Basic net loss per share - pro forma             $      (0.15)    $      (0.20)
                                                          =============    =============


         NET LOSS PER SHARE

         Basic loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method), preferred stock and convertible debt. The assumed conversion of outstanding dilutive stock options, warrants and preferred stock would increase the shares outstanding but would not require an adjustment to net loss as a result of the conversion. For all periods presented, options, warrants, preferred stock and convertible debt were anti-dilutive and excluded from the net loss per share computation.

2.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                 March 31,       December 31,
                                                    2004            2003
                                               -------------    -------------
         Computer hardware and software        $     748,767    $     746,438
         Furniture, fixtures and equipment           278,691          280,850
         Leasehold improvements                       35,732           35,170
                                               -------------    -------------
                                                   1,063,190        1,062,458
         Less accumulated depreciation
           and amortization                         (704,422)        (664,329)
                                               -------------    -------------
                                               $     358,768    $     398,129
                                               =============    =============


3.       NOTES PAYABLE

         Notes payable consist of the following:

                                                  March 31,      December 31,
                                                     2004           2003
                                               -------------    -------------

         Notes payable, officers and directors $      40,000    $      40,000
         Line-of-credit                            3,719,794        4,497,252
         Inventory financing agreement             4,941,453        4,749,712
         Subordinated notes payable                2,250,000        2,250,000
         Unsecured convertible notes               1,384,186        1,381,591
                                               -------------    -------------
                           Total                  12,335,433       12,918,555

         Less current portion                     10,951,247       11,536,964
                                               -------------    -------------

                           Long-term debt      $   1,384,186    $   1,381,591
                                               =============    =============



         NOTES PAYABLE, OFFICERS AND DIRECTORS

         In March 2000, we borrowed from our officers and directors under 10% unsecured promissory notes. The notes are currently due on demand.

         LINE-OF-CREDIT

         On February 23, 2001, we entered into an asset-based line-of-credit agreement with a lender for $12,500,000 secured by a lien on substantially all assets. Borrowings under the line are based on eligible accounts receivable and inventory and have been classified as a current liability. The line matured on February 23, 2004.

         On February 27, 2004, our asset-based lender agreed to extend the maturity of our line-of-credit to May 31, 2004. Under the terms of the extension the maximum loan has been decreased to $6,000,000 with borrowings against inventory capped at $1,750,000 and an interest rate of prime plus 4%. The lender charged us an accommodation fee of $25,000 for the extension. We are current with our payments on the line but in default of certain loan covenants.

         INVENTORY FINANCING AGREEMENT

         On October 27, 2003, we entered into an agreement with Steel City Pharmaceuticals LLC, where they agreed to maintain at least $4,000,000 in capital to be used by us for inventory purchases. We agreed to repay Steel City its purchase price for the inventory plus the greater of (i) 30% of the gross profit on our resale of such inventory or (ii) a 20% annual percentage return for the period that their capital is used by us. Repayment to Steel City is due on the earlier of thirty days after sale of the inventory or forty-five days after payment by Steel City for the inventory. We also agreed to pay Steel City a commitment fee of $50,000 per month during the term of the agreement. Commitment fees are subject to adjustment to the extent that the aggregate sum paid by us under the agreement would exceed $1,200,000 on an annualized basis. Steel City retains legal title to the inventory until we resell it and has been granted a second lien on our accounts receivable subject to an inter-creditor agreement with our asset-based lender and Able. We record a liability for all inventory purchased by Steel City due to our unconditional obligation to purchase such inventory. The agreement is for a term ending on August 31, 2006, subject to earlier termination either by Steel City at any time or by us at any time after one year or earlier if Steel City rejects more than 20% of the purchase opportunities during the first six months of the agreement.

         The members of Steel City include C. Robert Cusick, the Chairman of the Board and a director of RxBazaar, and separate trusts established by two other directors of RxBazaar. Their aggregate capital contribution to Steel City was $1,000,000, plus Mr. Cusick is a co-guarantor of a $1,000,000 line of credit obtained by Steel City. Mr. Cusick has subsequently advanced additional funds to Steel City aggregating $400,000 as of March 31, 2004. The sole managing-member of Steel City is an equity investor who has been a debt investor in RxBazaar.

         As additional consideration for the agreement, we granted Steel City
         (i) warrants to purchase 150,000 shares of our common stock at $2.00 per share exercisable for five years and (ii) options to purchase up to 1,600,000 shares of our common stock at $2.50 per share expiring 60 days after termination of the agreement. The warrants were distributed to the members of Steel City. The warrants and options were valued at $131,000 and charged to financing expense in 2003.

         At March 31, 2004, we were not in compliance with the repayment terms of the agreement.

         SUBORDINATED NOTES PAYABLE

         Our subordinated notes payable bear interest at 13.5% per annum payable monthly and mature on June 17, 2004. The notes payable are secured by a third lien on accounts receivable and a second lien on substantially all other assets, and are subject to an inter-creditor agreement with our asset-based lender and Steel City. On June 14, 2002, Able Laboratories, Inc. ("Able") purchased the debt. Able has the option to convert the debt into our common stock at the current market value of our common stock. Able has agreed that it will not convert the notes if such conversion would result in Able owning more than 4.9% of our common stock. We are not current with our interest payments on these notes and are in default of certain loan covenants. We are prohibited from making any principal payments on the notes without the approval of the asset-based lender and Able has subordinated its rights with respect to defaults to the asset-based lender pursuant to the terms of the inter-creditor agreement.

         UNSECURED CONVERTIBLE NOTES

         In April 2003, we commenced an offering of units at a purchase price per unit of $100,000. Each unit consists of a $100,000 10% unsecured convertible promissory note due the earlier of (i) April 2005 or (ii) 90 days after we raise $6 million in a separate offering, and a warrant to purchase 10,000 shares of common stock at $2.75 per share exercisable through April 2008. The notes are convertible to common stock at $2.50 per share. We received $1,395,000 in gross proceeds, including $200,000 from two of our directors, and issued warrants to the investors to purchase 139,500 shares. Proceeds of $19,530 were allocated to the warrants based on their estimated fair value and credited to additional paid-in capital. This amount is reflected as a discount against the notes and will be amortized to interest expense over the life of the notes. We also issued warrants to purchase 11,950 shares of common stock, on the same terms as the unit warrants, for placement services valued at $1,673 and paid legal fees and commissions of $95,600. We expensed these costs in 2003. At March 31, 2004, we were not in compliance with the interest payment terms of the notes.

4.       LEASE AGREEMENT

         On January 26, 2004, we vacated our data center and call center office space and do not intend to make any future payments because of alleged breaches by our landlord. We relocated all of our personnel and moved all of our property into our other facility. On February 10, 2004, we received a response from the landlord disputing the existence of a default and our ability to terminate the lease as a remedy. The landlord has listed the property for lease. On May 3, 2004, we received a complaint for breach of lease from the landlord. We intend to file an answer including multiple defenses and asserting counterclaims against the landlord. See Item 1 of Part II of this report. Minimum future lease payments at December 31, 2003 for the vacated data center and call center office space were $238,072 for 2004, $241,668 for 2005 and $80,556 for 2006.

5.       PREFERRED STOCK

         On July 26, 2002, the holder of the Series A Preferred Stock, Able, received 345,333 shares of RxBazaar, Inc. Series A Preferred Stock in the merger. Each share of Series A Preferred Stock is convertible to one share of common stock and had a stated dividend of 8%. In September 2002, we issued 239,841 shares of common stock to Able in payment of $479,682 in accrued dividends. Able is entitled to receive additional shares of common stock, if Able receives less than $479,682 in proceeds on the sale of the 239,841 dividend shares. After Able receives $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to us. As a result of the indeterminate number of shares to be issued, we recorded the issuance of the 239,841 shares at their par value of $240 in September 2002 and have a remaining dividend payable of $479,442 as of March 31, 2004. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock in exchange for our agreeing to register for resale the dividend shares, 238,000 shares of common stock held by Able and the common stock issuable on conversion of the Series A Preferred Stock. We filed a registration statement for these shares which was declared effective. Able has also agreed that it will not convert any convertible securities, if such conversion would result in Able owning more than 4.9% of our issued and outstanding common stock.

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

         CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based on management's historical experience, the terms of existing agreements, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies including inventory valuation, revenue recognition and accounts receivable allowances, software development costs and impairment of long-lived assets are each discussed in more detail in our Annual Report on Form 10-KSB.

         RESULTS OF OPERATIONS

         Events Affecting Revenues and Results of Operations

         Our revenues and results of operations have been significantly affected, and are likely to continue to be affected, by a shortage of working capital. We need working capital to buy inventory, since our business depends on having a sufficient amount of enough different products to attract customers and generate sales. As of March 31, 2004, we had approximately 3,400 different products posted for sale on our website, with a total listed sales value of approximately $150 million. Management believes that the number of items posted for sale is an indication of continued interest in our online marketplace among potential sellers, and makes the site more attractive to buyers. The number of items posted for sale, however, does not directly effect our financial condition or results of operations. Unless we are able to attract additional buyers to our website and increase sales, we will not be able to operate profitably.

         At December 31, 2003 our auditors expressed doubt about our ability to continue as a going concern. Management has been addressing this issue by seeking arrangements to raise additional working capital through one or more offerings of our securities to strengthen our financial condition and support our growth. If we are able to generate sufficient working capital by selling our securities, then management hopes to conduct operations on a profitable basis and to generate additional working capital for operations. However, we can give no assurance that we will be able to raise the necessary capital to sustain our operations or operate profitably.

         Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

         Net sales for the three months ended March 31, 2004 were $18,291,776 compared to $12,614,328 for the three months ended March 31, 2003. The $5,677,448 or 45.0% increase is due to an improvement in our ability to acquire inventory through our inventory financing agreement with Steel City Pharmaceuticals, our growing internet sales and greater recognition in the market place. Our internet sales were $9,320,089 or 51.0% of net sales for the three months ended March 31, 2004 compared to $8,261,779 or 65.5% of net sales for the three months ended March 31, 2003.

         Cost of sales for the three months ended March 31, 2004 was $16,945,686 or 92.6% of net sales, compared to $11,875,559 or 94.1% of net sales for the three months ended March 31, 2003. The increase in the gross profit margin is a result of our ability to acquire inventory through our inventory financing agreement with Steel City Pharmaceuticals. In 2004, we were able to obtain more favorable prices on brand and generic pharmaceutical purchases. In 2003, we sold primarily brand pharmaceuticals which have lower gross margins than generic pharmaceuticals. The brand sales have increased our customer base and attracted buyers to our internet site. Our margins are affected by our ability to buy pharmaceutical products at favorable prices and the mix of products between brand and generic pharmaceuticals.

         Sales and marketing expenses for the three months ended March 31, 2004 were $497,920 or 2.7% of sales compared to $421,883 or 3.3% of sales for the three months ended March 31, 2003. These expenses include the salaries and commissions of our telemarketing staff, advertising and trade show expenses. The $76,037 increase in expenses is primarily due to a $76,379 increase in commissions and sales incentives resulting from our 45.0% increase in sales.

         Information technology expenses were $174,280 for the three months ended March 31, 2004 compared to $145,991 for the three months ended March 31, 2003. These expenses include the salaries of information technology staff and other technology costs. The $28,289 increase in expenses is primarily due to an increase of $25,712 in salaries. In April 2004, three members of our information technology staff, who had been providing consulting services to Able, resigned.

         General and administrative expenses for the three months ended March 31, 2004 were $1,041,426 compared to $1,234,778 for the three months ended March 31, 2003. The $193,352 decrease in expenses is primarily due to decreases of $63,000 in consulting expenses, $40,762 in rent and $61,849 in salaries and benefits. Consulting expenses decreased as our chief executive officer and another officer who are paid as consultants have declined to accept compensation for their services at this time. Rent expense decreased as a result of our decision to vacate our data center and call center office space because of alleged breaches by our landlord. Salaries and benefits decreased primarily as a result of the resignation of our chief operating officer in January 2004.

         Other income (expense) for the three months ended March 31, 2004 was $(525,581) compared to $(125,504) for the three months ended March 31, 2003. Interest and financing expenses increased to $573,611 for the three months ended March 31, 2004 compared to $168,299 for the three months ended March 31, 2003. The $405,312 increase in interest expense is due to the interest expense and financing costs for our new inventory financing agreement and unsecured convertible debt and an increase in interest expense on our asset-based line of credit. Miscellaneous income increased to $48,030 for the three months ended March 31, 2004 compared to $42,795 for the three months ended March 31, 2003. The increase in miscellaneous income is primarily due to information technology consulting fees of $69,800 earned in the current period compared to fees of $42,735 earned in the prior period. Miscellaneous expenses include $22,224 in losses for abandoned leasehold improvements and writing off the security deposit for our former data center and call center office space.

         We incurred a net loss for the three months ended March 31, 2004 of $893,117 compared to a net loss of $1,189,387 for the three months ended March 31, 2003. Net loss per share for the three months ended March 31, 2004 was $0.14 compared to $0.19 per share for the three months ended March 31, 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our working capital requirements primarily through the sale of common and preferred stock, borrowings against our asset-based line of credit, borrowings under the Steel City agreement and borrowings from accredited investors. At March 31, 2004, we had a working capital deficit of $6,380,855, compared to working capital deficits of $5,689,813 and $1,056,273 at December 31, 2003 and 2002, respectively. The
$691,042 decrease in working capital from December 31, 2003 to March 31, 2004 is primarily due to the net loss of $893,117 being partially offset by noncash expenses. At March 31, 2004, we had a stockholders' deficit of $6,580,980 compared to a stockholders' deficit of $5,697,185 at December 31, 2003.

         On October 27, 2003, we entered into an agreement with Steel City Pharmaceuticals LLC, where they agreed to maintain at least $4,000,000 in capital to be used by us for inventory purchases. We entered into this agreement as a result of our inability to obtain third-party financing on satisfactory terms. We agreed to repay Steel City its purchase price for the inventory plus the greater of (i) 30% of the gross profit on our resale of such inventory or
(ii) a 20% annual percentage return for the period that their capital is used by us. Repayment to Steel City is due on the earlier of thirty days after sale of the inventory or forty-five days after payment by Steel City for the inventory. At March 31, 2004, we were not in compliance with the repayment terms of the Steel City agreement. We also agreed to pay Steel City a commitment fee of $50,000 per month during the term of the agreement. Commitment fees are subject to adjustment to the extent that the aggregate sum paid by us under the agreement would exceed $1,200,000 on an annualized basis. Steel City has been granted a second lien on our accounts receivable subject to an inter-creditor agreement with our asset-based lender and retains legal title to the inventory until we resell it. We record a liability for all inventory purchased by Steel City due to our unconditional obligation to purchase such inventory. The agreement is for a term ending on August 31, 2006, subject to earlier termination either by Steel City at any time or by us at any time after one year or earlier if Steel City rejects more than 20% of the purchase opportunities during the first six months of the agreement.

         In September 2002, we issued 239,841 shares of common stock to Able Laboratories in payment of $479,682 in accrued dividends on our Series A Preferred Stock. We agreed to issue Able additional shares of common stock if Able receives less than $479,682 in proceeds from the sale of these shares and Able agreed to return any unsold shares after Able receives proceeds totaling $479,682. As a result of the indeterminate number of shares to be issued, we recorded the issuance of the 239,841 shares at their par value of $240 in September 2002 and have a remaining dividend payable of $479,442 as of March 31, 2004. The dividend payable liability will be reduced and additional paid-in capital will be increased based on proceeds from sales of dividend shares received by Able. Able has waived its right to future dividends on the Series A Preferred Stock. We have no obligation to pay cash dividends on preferred stock.

         Based on our operating plans, management believes that as of April 30, 2004, our borrowing ability under our asset-based line of credit and the Steel City agreement, will be sufficient to fund our working capital needs for the next two months. Our asset-based lender notified us on November 6, 2003 that it would not renew the credit agreement on February 24, 2004. On February 27, 2004, our asset-based lender agreed to extend the credit agreement to May 31, 2004 subject to certain modifications. We are currently seeking to raise additional capital through the placement of debt or equity securities. We also plan to continue to seek additional financing to replace our asset-based lender, pay off our subordinated notes and improve our overall financial condition. However, we can give no assurance that we will be able to obtain such financing on satisfactory terms, and if we are successful in obtaining financing it might be highly dilutive to current stockholders. Our failure to obtain additional financing on satisfactory terms could require us to curtail our operations and could have a potential adverse impact on our results of operations.

         FORWARD-LOOKING STATEMENTS

         We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, reference is made to the section "Risk Factors" beginning on page 15 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 4.  CONTROLS AND PROCEDURES

         "Disclosure controls and procedures" are controls and other procedures designed to ensure that we timely record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC under the Securities Exchange Act of 1934, as amended. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         As required under the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer conducted a review of our disclosure controls and procedures as of the end of the period covered by this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective.

         During the three months ended March 31, 2004, there were no significant changes in our internal controls over financial reporting that have significantly affected, or are reasonably likely to affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On May 3, 2004, we were served with a complaint filed by our former landlord in the Court of Common Pleas, Hamilton County, Ohio, alleging failure to pay rent and abandonment of the leased premises, seeking damages in excess of $25,000. We had used the premises as a data center and a call center through January 2004. We believe that we have substantial defenses to the complaint. For more information, reference is made to Note 4 to the Notes to Condensed Consolidated Financial Statements in this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits:

   31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)

   31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Treasurer)

   32.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

   32.2* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Treasurer)

   *Filed herewith

   Reports on Form 8-K:

   Report for an event of February 13, 2004 to report in Item 9 a radio interview to be given on February 16, 2004 by C. Robert Cusick, our Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RXBAZAAR, INC.
                            Registrant


                            By: /s/ C. Robert Cusick
                                ------------------------------------------
                                C. Robert Cusick
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)


                            By: /s/ Bruce C. Warwick
                                -------------------------------------------
                                Bruce C. Warwick
                                Treasurer
                                (Principal Financial and Accounting Officer)

Date:  May 14, 2004